Form 10-K
period 1993-12-31
MOMENTUM DISTRIBUTION INC
filed 1994-03-31
CIK 853436

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

- --------------------------------------------------------------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

- --------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1993             COMMISSION FILE NUMBER  0-18112


                              MOMENTUM CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                          91-1464018
               --------                                          ----------
     (State or Other Jurisdiction of                          (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

KOLL CENTER BELLEVUE--SUITE 1900  500 108TH AVE. N.E.               98004
- -----------------------------------------------------               -----
                 BELLEVUE, WA  98004                              (Zip Code)
                 -------------------
     (Address of Principal Executive Offices)

                                (206) 450-6550
                         Registrant's Telephone Number

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Each Class                    Name of Each Exchange on Which Registered
- -------------------                    -----------------------------------------
      None                                              N/A

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Common Stock $1.00 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES ( X )      NO  (   )
                                ---            ---

As of March 24, 1993 the aggregate market value of the voting stock held by nonaffiliates was approximately $30.8 million.

As of March 24, 1993 there were 3,433,860 shares of common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (Item 10-Directors Only, and Items 11, 12 and 13 of Part III).

                                   PART I.

ITEM I.  BUSINESS

A.  FORMATION

Momentum Corporation, previously Momentum Distribution Inc., (Momentum/the Company) was incorporated in Delaware on October 26, 1989 as a subsidiary of VWR Corporation, a publicly traded company on the NASDAQ National Market System. It was incorporated for the purpose of carrying out the spin-off of VWR Corporation's non-laboratory distribution businesses, Momentum Graphics Inc. (the Graphics Group) and VWR Textiles & Supplies Inc (the Textiles Group), into a separate, independent, publicly held corporation. This spin-off was accomplished on March 1, 1990, with the VWR Corporation shareholders receiving one share of Momentum common stock for each five shares of VWR Corporation common stock held.

Effective September 1, 1993, the Company's name was changed from Momentum Distribution Inc. to Momentum Corporation.

B.  CURRENT YEAR DEVELOPMENTS

In the second quarter of 1993, the Company reorganized the Graphics Group's sales and marketing function. The objective of this reorganization was to replace the traditional sales approach with a team of sales and technical specialists. Due to the rapid technological changes occurring in the printing and publishing industry, this team concept is designed to provide significant added value to the customer.

In September, 1993, the Company sold its Textiles Group, composed of VWR Textiles & Supplies Inc. and Momentum Textiles Inc. The gain on the sales was $6.1 million, with net proceeds in excess of $20 million. The objective of these sales was to concentrate the resources and synergies of the Company on the Graphics business and to pursue the opportunities in electronic prepress systems and pressroom consumables. The financial results of the Textiles Group are reported as discontinued operations in the financial statements.

C.  FUTURE DEVELOPMENTS

Momentum Graphics Inc. was merged into Momentum Corporation at the beginning of 1994.

In February, 1994, the Company signed an agreement in principle to acquire the assets of T.K. Gray, Inc.(Gray). Gray, based in Minnesota, is a regional distributor of photographic and graphic arts supplies and equipment, with sales in excess of $40 million. The acquisition is subject to the execution of a definitive agreement and satisfactory completion of due diligence investigations. The purchase is expected to close in April, 1994.

In March, 1994, the Company signed an agreement in principle to form a new holding company and combine with Phillips & Jacobs, Incorporated (P&J), a national distributor of photographic and graphic arts supplies and equipment, with sales in excess of $160 million. P&J common stock is traded on the NASDAQ National Market System and is headquartered in Pennsauken, N.J. Under the agreement, each share of P&J common stock will be exchanged for one share of the new company. Each share of Momentum common stock will be exchanged for .71 shares of the new company. The combination is subject to the execution of a definitive agreement, the approval of the stockholders of both companies, satisfactory completion of due diligence investigations by both parties, receipt of customary regulatory approvals, and satisfaction of certain other standard conditions. The transaction is anticipated to close during the summer of 1994.

D.  GENERAL

Momentum is a major national distributor of a broad line of photographic and graphic arts supplies and equipment. Products include supply items such as photographic film and papers, paste-up supplies, and printing plates and equipment ranging from traditional processors to advanced electronic prepress systems. Principal customers include commercial and in-plant printers, photographers, color separators, typesetters, and other users of electronic imaging.

Momentum competes with numerous regional and local distributors as well as with manufacturers who sell direct to end-users. On a national basis, Momentum is one of the five largest distributors of such products in the United States.

Momentum maintains an outside sales team, including technical specialists, to provide product information and technical support to its customers. Customers generally place orders by telephone, telefax, or through a local computer terminal. Most orders are shipped from available stock in local or central warehouses or directly from the manufacturer via Company trucks or (more frequently) by common carrier.

Momentum does not manage or conduct significant research activities relating to the development of new products, although the Company does work with customers and suppliers to improve products. Momentum owns several trademarks and tradenames, none of which are considered material to current operations.

No one customer accounts for ten percent or more of the revenues. The Company does not exhibit significant seasonality. Foreign sales or income is not material.

Momentum employed 230 employees at December 31, 1993, with less than 1% of the employees represented by unions.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                       BUSINESS EXPERIENCE                     POSITION HELD
      NAME                         AGE                   LAST FIVE YEARS                           SINCE
      ----                         ---                 -------------------                     -------------
Richard E. Engebrecht              67      Chairman of Registrant                             December, 1992-
Chairman                                                                                              Present
                                           Chairman, President                                      1990-1992
                                             Chief Executive Officer of Registrant
                                           President and Chief Executive Officer                    1986-1992
                                             VWR Corporation

John H. Goddard, Jr.               46      President, Chief Executive Officer                 December, 1992-
President,                                   of Registrant                                            Present
Chief Executive Officer                    President of Registrant                                       1992
                                           Senior Vice President of Registrant                      1990-1992
                                           Vice President of Registrant                                  1990
                                           President, Momentum Graphics Inc.                        1990-1994
                                           President, VWR Graphics                                  1987-1990
                                             Division of VWR Scientific Inc.

Patsy R. Turnipseed                59      Senior Vice President                              December, 1990-
Senior Vice President                        Chief Financial Officer of Registrant                    Present
Chief Financial Officer                    Vice President Treasurer and Corporate                        1990
                                             Secretary of Registrant
                                           Vice President Treasurer and Corporate                   1986-1990
                                             Secretary, VWR Corporation

Barry C. Maulding                  48      Vice President Administration,                       August, 1993-
Vice President, Administration               General  Counsel, and Corporate                          Present
General Counsel,                             Secretary of Registrant
Corporate Secretary                        General Counsel, Director of Administration and    November, 1992-
                                             Corporate Secretary of Registrant                           1993
                                           General Counsel and                                      1991-1992
                                             Corporate Secretary of Registrant
                                           Director - Legal Services, Corporate Secretary           1986-1990
                                              Univar Corporation

ITEM 2.  PROPERTIES

Momentum's executive offices, which are leased, are located at Koll Center Bellevue, Suite 1900, 500 108th Avenue N.E. Bellevue, Washington 98004. Principal properties are summarized as follows:

                                                               Square             Lease
Location                                   Leased/Owned        Footage           Expires
- --------                                   ------------        -------           -------
Atlanta, GA (Norcross)                        Leased           14,400            1/31/95
Boston, MA (Hingham)                          Leased           11,600            7/31/94
Chicago, IL (Itasca)                          Leased           49,600            7/31/00
Cincinnati, OH                                Leased           10,900           10/31/96
Dallas, TX                                    Leased            5,600            3/31/95
Detroit, MI (Troy)                            Leased            8,000            4/30/96
Kansas City, MO                               Leased            9,000           12/31/95
Los Angeles, CA (Cerritos)                    Leased           11,800            8/31/02
Miami, FL                                     Owned            17,600                 --
Milwaukee, WI                                 Leased            2,000            4/30/95
New Orleans, LA (Harahan)                     Owned            14,400                 --
Pennsauken, NJ                                Leased           14,300            5/31/95
Portland, OR                                  Leased            7,800            9/30/95
St. Louis, MO                                 Owned            22,900                 --
Seattle, WA (Tukwila)                         Owned            20,000                 --
S. San Francisco CA                           Leased           10,000            3/15/96

Momentum believes that its facilities are well suited to its business needs and are adequate to accommodate its current business and expected growth for the next two years. It is not anticipated there will be any difficulty in acquiring and/or leasing additional facilities as and when needed.


ITEM 3. LEGAL PROCEEDINGS

Momentum is involved in various contractual, personal injury and general liability cases and claims which are considered normal to its business. In the opinion of Management, these claims, when finally concluded, will not have a material adverse impact on the consolidated financial position of the Company.


ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the year.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The common stock of Momentum is traded on the Over-The-Counter NASDAQ National Market System under the symbol: MMDI. The number of common shareholders of record as of March 24, 1994, was 1,502.

The prices below reflect closing prices for Momentum as reported by NASDAQ for the years ended December 31:

                                      1993                          1992
                              -------------------           ------------------
      Quarter                 High           Low            High           Low
      -------                 ----           ---            ----           ---
      First quarter           8.75           6.75           5.88           3.75
      Second quarter          9.00           7.88           6.38           5.38
      Third quarter           8.50           7.50           8.50           5.75
      Fourth quarter          9.00           7.50           7.50           6.00

          (Prices have been adjusted to reflect the three-for-one stock split in July, 1992)

No cash dividends have been declared since incorporation.


ITEM 6. SELECTED FINANCIAL DATA


                                                                                                        Ten Months
                                                                           Years ended December 31,          Ended
                                                      ---------------------------------------------   December 31,
(Thousands of dollars, except per share data)         1993           1992         1991         1990           1989
- ------------------------------------------------------------------------------------------------------------------
OPERATIONS
Sales of graphic supplies & equipment             $116,788       $112,022      $97,339      $94,835       $114,906
Gross margin                                        22,542         21,903       19,056       19,934         14,170
Gross margin percent                                  19.3%          19.6%        19.6%        21.0%          12.3%
Loss from continuing operations                     (3,060)        (1,286)      (2,479)      (2,727)       (10,533)
Percent of sales                                      (2.6)%         (1.1)%       (2.5)%       (2.9)%         (9.2)%
Income from discontinued operations (1)              7,424          2,238        1,300        1,415          1,316
Net income (loss)                                    4,364            952       (1,179)      (1,312)        (9,217)
Loss per share from continuing operations (2)        (0.84)         (0.37)       (0.72)       (0.82)
Net income (loss) per share (2)                       1.20           0.27        (0.34)       (0.39)

BALANCE SHEET
Working capital                                     26,558         26,875       18,861       19,888         23,515
Property and equipment, net                          7,140          7,317        7,578        6,706          5,619
Total assets                                        52,430         51,616       50,311       51,803         58,711
Long-term obligations                                1,793          8,066       10,453        9,847         14,024
Shareholders' equity                                33,949         29,708       28,576       29,362         30,000
Book value per share (2)                              9.62           8.45         8.33         8.62

(1)  Income from discontinued operations for 1993 includes the gain on the sales of the discontinued operations of
     $6,146,000.
(2)  Per share data is not provided for periods prior to the spin-off from VWR Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

In September 1993, the Company sold its Textiles Group composed of VWR Textiles & Supplies Inc. and Momentum Textiles Inc. The financial statements have been restated to report the Textiles Group as discontinued operations. Accordingly, the following discussion and analysis is for the continuing operations.

Two subsequent events, when completed, will have a significant impact on the future of the Company, and accordingly, the applicability of the current results to future periods. As described under Part I, Item I, Business, the Company has signed two agreements in principle, one to buy the assets of T.K. Gray, Inc., a regional distributor of photographic and graphic arts supplies and equipment, with sales in excess of $40 million, and a second to combine with Phillips & Jacobs, Incorporated, a national distributor of photographic and graphic arts supplies and equipment, with sales in excess of $160 million. Due to the significance of these transactions, the analysis of 1993 and applicability of 1993 to subsequent periods may be of limited value.

COMPARISON OF 1993 TO 1992

Sales in 1993 were $116.8 million or 4% greater than 1992.   Sales were
hampered by an 8% decrease in sales on the west coast, which was strongly impacted by the weak California economy and a contraction in demand for reprographic and professional photographic products in the defense industry. Sales excluding the west coast locations increased by almost 9% for the year. This gain is primarily attributable to strong sales growth of electronic-prepress systems. The gross margin percentage decreased from 19.6% to 19.3%, primarily due to competitive price pressure and changes in product mix.

Selling and administrative expenses increased 8% between years. This increase, which was higher than the sales growth, was primarily due to increased sales and marketing expenses. During the year, the Company replaced the traditional sales structure with a team of sales and technical specialists, which will better meet customer requirements as the graphics industry goes through the current period of rapid technological changes. This restructuring resulted in increased fixed costs, but with an ongoing decrease in variable costs. Thus, in the future, as the Company's sales volume increases, the incremental sales and marketing expenses should increase at a slower rate.

In 1993, the Company incurred $2.4 million in restructure and other charges. One million was incurred for the restructure of the sales and marketing function as discussed above. These costs were primarily for employee severance and relocation costs. In addition, computer equipment of $.8 million was written-off as a result of the Company's decision to replace this equipment with new more efficient and cost effective equipment. The balance of the charge, $.6 million, represents salaries and benefits applicable to positions which have been eliminated as a result of the divestiture of the Textiles Group. Similar charges for 1992 amount to $.6 million for salaries and benefits applicable to positions which have been eliminated as a result of the divestiture of the Textiles Group. The full benefit of the restructure and other charges will not occur until 1994.

Interest expense decreased $144,000 or 26% in 1993.   This decrease was
primarily due to the repayment of the Company's revolving debt with the proceeds from the sales of the Textiles Group.

The effective tax rate for both 1993 and 1992 approximated the statutory federal rate of 34%.


COMPARISON OF 1992 TO 1991

Sales increased 15% in 1992 to $112 million. This growth was primarily the result of increased penetration in the market. The gross margin percentage remained constant between years at 19.6%.

Selling and administrative expenses increased 5%. Due to the significant sales growth and relationship of fixed to variable expenses selling and administrative expenses as a percent of sales decreased from 22.4% to 20.4%.

Interest expense decreased $131,000 or 19% in 1992. This decrease was primarily due to a reduction of interest rates charged under the revolving credit agreements.

Restructure and other charges of $.6 million in 1992 and 1991 represent salaries and benefits applicable to positions which have been eliminated as a result of the divestiture of the Textiles Group.

The effective tax rate for both years approximated the statutory federal rate of 34%.


FINANCIAL CONDITION AND LIQUIDITY

The Company had negative cash flow from operations of approximately $1.6 million in 1993 which was primarily due to an increase in income taxes receivable which will be recovered in 1994 as refunds.

Investing activities consisted of $17.1 million in cash proceeds from the sale of the discontinued operations offset by additions to property and equipment and other assets of $3.1 million.

Financing activities resulted in a net cash outflow of $7 million. This was primarily the result of using funds from the sales of the discontinued operations to pay off the outstanding balances under the Company's revolving credit agreements.

The Company's primary source of debt financing is two revolving credit agreements, with a total commitment of $17.5 million, subject to certain covenant restrictions. Both agreements expire in January, 1995. At December 31, 1993, there was no outstanding debt under these agreements.

At December 31, 1993, the Company had over $6 million in short-term investments. These funds combined with available bank financing and payments from outstanding notes receivable will be adequate to fund on-going operations and the expansion of these operations both internally and through acquisitions.

During inflationary times, the Company's prices generally rise in tandem with costs. Operating results partially provide for the effects of inflation by using LIFO inventory accounting, so that the cost of sales generally reflects the most recent cost of the inventory sold. Asset values are based upon historical costs that do not necessarily represent either replacement costs or result in charges to operations based on replacement costs; however, since the Company is not capital intensive, it is the Company's opinion that charging operations for replacement costs of long-lived assets would not significantly reduce income from operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      MOMENTUM CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations

                                                                Year Ended December 31,
                                                      ---------------------------------
(Thousands of dollars, except per share data)             1993         1992        1991
- ---------------------------------------------------------------------------------------
                                                                 (Restated)  (Restated)
SALES  OF GRAPHICS SUPPLIES & EQUIPMENT               $116,788     $112,022     $97,339

Cost of sales                                           94,246       90,119      78,283
- ---------------------------------------------------------------------------------------

GROSS MARGIN                                            22,542       21,903      19,056

SELLING AND ADMINISTRATIVE EXPENSES
Graphics supplies & equipment                           22,466       20,700      19,832
Corporate staff                                          2,124        2,161       2,006

RESTRUCTURE AND OTHER CHARGES                            2,382          619         553
- ---------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                    (4,430)      (1,577)     (3,335)

Interest expense                                          (402)        (546)       (677)
Other income-net                                           208          205         328
- ---------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAX BENEFIT                          (4,624)      (1,918)     (3,684)

Income tax benefit                                       1,564          632       1,205
- ---------------------------------------------------------------------------------------


LOSS FROM CONTINUING OPERATIONS                         (3,060)      (1,286)     (2,479)

DISCONTINUED OPERATIONS:
Operating results, net                                   1,278        2,238       1,300
Gain on sales, net                                       6,146
- ---------------------------------------------------------------------------------------

INCOME FROM DISCONTINUED OPERATIONS                      7,424        2,238       1,300
- ---------------------------------------------------------------------------------------

NET INCOME (LOSS)                                     $  4,364     $    952     $(1,179)
=======================================================================================


INCOME (LOSS) PER SHARE:
LOSS FROM CONTINUING OPERATIONS                       $  (0.84)    $  (0.37)    $ (0.72)
DISCONTINUED OPERATIONS:
Operating results, net                                    0.35         0.64        0.38
Gain on sales, net                                        1.69
- ---------------------------------------------------------------------------------------

INCOME FROM DISCONTINUED OPERATIONS                       2.04         0.64        0.38
- ---------------------------------------------------------------------------------------

NET INCOME (LOSS)                                      $  1.20     $   0.27     $ (0.34)
=======================================================================================

See Notes to Consolidated Financial Statements

                      MOMENTUM CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets

                                                               December 31,
                                                       --------------------
(Thousands of dollars)                                    1993         1992
- ---------------------------------------------------------------------------
ASSETS                                                           (Restated)
CURRENT ASSETS
Short-term investments                                 $ 6,123      $   ---
Trade receivables, less reserves of $374 and $451       12,935       13,165
Current notes receivable                                 3,529          167
Income taxes receivable                                  2,537        1,178
Other receivables                                        1,840        1,653
Inventories                                             14,179       11,138
Net current assets of discontinued operations                         9,457
Other                                                    1,051        2,190
- ---------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                    42,194       38,948
PROPERTY AND EQUIPMENT, NET                              7,140        7,317
NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                     3,555
OTHER ASSETS                                             3,096        1,796
- ---------------------------------------------------------------------------

                                                       $52,430      $51,616
===========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank checks outstanding less cash in bank              $ 1,925      $ 1,259
Accounts payable                                         8,454        7,581
Accrued liabilities                                      5,083        3,073
Current portion of long-term obligations                   174          160
- ---------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                               15,636       12,073
LONG-TERM OBLIGATIONS                                    1,793        8,066
DEFERRED ITEMS                                           1,052        1,769
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value
   1,000,000 shares authorized, none issued
Common stock, $1 par value,
   5,000,000 shares authorized, 3,558,903
    and 3,434,334 issued                                 3,559        3,434
Additional paid-in capital                              29,274       28,589
Retained earnings (deficit)                              2,825       (1,539)
Treasury shares, at cost, 101,393 shares                  (795)
Unamortized restricted stock awards                       (301)         (48)
Note receivable from ESOP                                 (613)        (728)
- ---------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                              33,949       29,708
- ---------------------------------------------------------------------------

                                                       $52,430      $51,616
===========================================================================

See Notes to Consolidated Financial Statements

                     MOMENTUM  CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows

                                                                                   Year Ended December 31,
                                                                    --------------------------------------
(Thousands of dollars)                                                  1993           1992           1991
- ----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES                                                             (Restated)     (Restated)
Loss from continuing operations                                     $ (3,060)      $ (1,286)      $ (2,479)
Adjustments to reconcile loss from continuing
operations to cash provided (used) by operating activities:
  Depreciation and amortization                                        2,460          1,165            932
  ESOP shares allocated                                                  115             80            265
  Change in assets and liabilities:
     Receivables                                                      (1,316)           922          2,280
     Inventories                                                      (3,041)          (928)           140
     Other current assets                                              1,139           (876)           255
     Accounts payable                                                    873          1,714         (1,253)
     Accrued liabilities                                               2,010            479           (252)
     Deferred items                                                     (717)           236            334
- ----------------------------------------------------------------------------------------------------------
                                                                      (1,537)         1,506            222
Income from discontinued operations                                    7,424          2,238          1,300
Gain on sale of discontinued operations                               (6,146)
Adjustments to reconcile income from discontinued
  operations to cash provided (used) by operating activities          (1,337)        (2,035)           873
- ----------------------------------------------------------------------------------------------------------
CASH  PROVIDED (USED) BY OPERATING ACTIVITIES                         (1,596)         1,709          2,395

INVESTING ACTIVITIES
Additions to property and equipment                                   (1,739)          (758)        (1,662)
Proceeds from sale of discontinued
  operations, net of notes receivable                                 17,133
Net (additions) reductions of other assets                            (1,366)         1,284         (1,249)
- ----------------------------------------------------------------------------------------------------------
CASH PROVIDED (USED) BY INVESTING ACTIVITIES                          14,028            526         (2,911)

FINANCING ACTIVITIES
Proceeds from long-term obligations                                   56,500         72,500         89,353
Repayment of long-term obligations                                   (62,759)       (74,955)       (88,843)
Purchase of treasury shares                                             (802)
Proceeds from exercise of stock options                                   46                            46
Proceeds from issuance of stock                                           40             20              6
- ----------------------------------------------------------------------------------------------------------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES                          (6,975)        (2,435)           562
- ----------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                  5,457           (200)            46
Cash and cash equivalents at beginning of year                        (1,259)        (1,059)        (1,105)
- ----------------------------------------------------------------------------------------------------------

Cash  and cash equivalents at end of year                           $  4,198       $ (1,259)      $ (1,059)
==========================================================================================================

Supplemental disclosures of cash flow information
Cash paid (received) during the period for
  Interest                                                          $    470       $    791       $    879
  Income taxes                                                         5,296            176           (777)
==========================================================================================================

See Notes to Consolidated Financial Statements

                      MOMENTUM CORPORATION AND SUBSIDIARY
                Consolidated Statements of Shareholders' Equity


                                                                                 Unamortized         Note
                                   Common    Additional    Retained               Restricted   Receivable
                                    Stock       Paid-in    Earnings    Treasury        Stock         From
(Thousands of dollars)      ($1 Par value)      Capital    (Deficit)     Shares       Awards         ESOP     Total
- -------------------------------------------------------------------------------------------------------------------
Balance January 1, 1991
  (1,135,771 shares)             $  1,136      $ 30,764    $ (1,312)     $ ----        $(153)     $(1,073)  $29,362
Net loss                                                     (1,179)                                         (1,179)
Restricted stock awards
  (3,000 shares)                        3            48                                   25                     76
ESOP activity                                                                                         265       265
Exercise of stock options
  (3,817 shares)                        4            42                                                          46
Issuance of stock
  (424 shares)                                        6                                                           6
- -------------------------------------------------------------------------------------------------------------------
Balance December 31, 1991
  (1,143,012 shares)                1,143        30,860      (2,491)                    (128)        (808)   28,576
Net income                                                      952                                             952
Restricted stock awards                                                                   80                     80
ESOP activity                                                                                          80        80
Issuance of stock
(1,766 shares)                          2            18                                                          20
Additional shares issued in
three-for-one stock split
  (2,289,556 shares)                2,289        (2,289)
- -------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1992
  (3,434,334 SHARES)                3,434         28,589     (1,539)                     (48)        (728)   29,708
NET INCOME                                                    4,364                                           4,364
PURCHASE TREASURY SHARES                                                   (802)                               (802)
RESTRICTED STOCK AWARDS
  (107,190 SHARES)                    107            617                      7         (253)                   478
ESOP ACTIVITY                                                                                         115       115
EXERCISE OF STOCK OPTIONS
  (11,951 SHARES)                      12             34                                                         46
ISSUANCE OF STOCK
  (5,428 SHARES)                        6             34                                                         40
- -------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1993
  (3,558,903 SHARES)             $  3,559        $29,274    $ 2,825       $(795)       $(301)     $  (613)  $33,949
===================================================================================================================

See Notes to Consolidated Financial Statements

                      MOMENTUM CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Momentum Corporation (the Company/Momentum) and its wholly owned subsidiary, Momentum Graphics Inc. Material intercompany balances and transactions have been eliminated.

DISCONTINUED OPERATIONS
The consolidated financial statements for 1992 and prior have been restated to show the Textiles Group, VWR Textiles & Supplies Inc. and Momentum Textiles Inc., as discontinued operations. As further described in the following Notes to Consolidated Financial Statements, this group was sold in September, 1993.

CASH AND CASH EQUIVALENTS
For purposes of the cash flow statement, the Company considers investments which have an original maturity of three months or less to be cash equivalents. In addition, the Company's cash management system operates so that a cash overdraft for uncleared checks exists in the disbursing account. To the extent the outstanding balance for uncleared checks exceeds the cash balances, the net balance is reported as a current liability on the balance sheet and is included as cash and cash equivalents on the cash flow statement.

SHORT-TERM INVESTMENTS
The Company invests idle funds in short-term investments, with maturities of three months or less. The Company records these investments at cost which approximates market. All investments are in investment grade commercial paper.

CAPITALIZATION, DEPRECIATION AND AMORTIZATION
Property and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method for financial reporting purposes and, generally, using accelerated methods for income tax purposes.

Capital leases are included under property and equipment with the corresponding amortization included in depreciation. The related financial obligations under the capital leases are included in long-term obligations.

INCOME (LOSS) PER SHARE
Income (loss) per share is based on the weighted average number of shares and dilutive common share equivalents outstanding during the year. Common stock equivalents related to stock options have not been considered in computing the loss per share for 1991 as the effect is antidilutive. The weighted average number of shares outstanding were 3,629,089, 3,492,568, and 3,422,310 for the years ended December 31, 1993, 1992 and 1991, respectively. Shares outstanding include shares held by the Momentum Employee Stock Ownership Plan.

CONCENTRATION OF CREDIT RISK
Financial instruments which potentially subject the Company to concentrations of credit risk, as defined by Financial Accounting Standards Board Statement No. 105, are primarily accounts receivable. Concentrations of credit risk with respect to the receivables are limited due to the large number of customers in the Company's customer base, and their dispersion across different industries and geographic areas. The Company maintains an allowance for losses based upon the expected collectibility of all accounts receivable.

RECLASSIFICATION
Certain prior year amounts have been reclassified to conform with current year presentation.

INVENTORIES

Inventories consist primarily of purchased goods for sale. Substantially all of the Company's inventories are valued at lower of cost or market using the last-in, first-out (LIFO) method of accounting. Inventories at current costs exceed those reported under the LIFO method by approximately $2.2 million at December 31, 1993 and $2.4 million at December 31, 1992.

PROPERTY AND EQUIPMENT

Net property and equipment at December 31 consisted of:

(Thousands of dollars)
                                                           1993         1992
- -----------------------------------------------------------------------------
                                                                   (Restated)
  Land                                                  $   243      $   243
  Buildings and equipment                                 7,676        6,452
  Leased property under capital lease                     2,750        2,750
  Computer system software                                3,788        3,788
- -----------------------------------------------------------------------------
                                                         14,457       13,233
  Less accumulated depreciation and amortization         (7,317)      (5,916)
- -----------------------------------------------------------------------------
Net property and equipment                              $ 7,140      $ 7,317
=============================================================================

LONG-TERM OBLIGATIONS AND REVOLVING CREDIT AGREEMENTS

The long-term obligations of the Company at December 31 consisted of:

(Thousands of dollars)                                   1993            1992
- ------------------------------------------------------------------------------
                                                                    (Restated)
Revolving credit agreements                            $  ---          $6,100
Capitalized lease obligation, 8.38% payable in
  installments through  2002                            1,866           2,011
Other miscellaneous notes                                 101             115
- ------------------------------------------------------------------------------
                                                        1,967           8,226
Less current portion                                     (174)           (160)
- ------------------------------------------------------------------------------
Net long-term obligations                              $1,793          $8,066
==============================================================================

Maturities of long-term obligations for each of the five years beginning January 1, 1994 are as follows:

                                                  Capitalized           Other
                                                        Lease       Long-term
(Thousands of dollars)                            Obligations     Obligations
- ------------------------------------------------------------------------------
1994                                                   $  308          $   17
1995                                                      308              18
1996                                                      308              20
1997                                                      308              22
1998                                                      308              24
Thereafter                                              1,076
- ------------------------------------------------------------------------------
                                                        2,616             101
  Less imputed interest on capitalized lease             (750)
- ------------------------------------------------------------------------------
                                                       $1,866          $  101
==============================================================================


The Company has two unsecured revolving credit agreements, with a total commitment of $17.5 million. Under the terms of these agreements, the Company can borrow under several options including rates tied to prime, certificate of deposit, and LIBOR. The approximate weighted average interest rates were 5.0%, 5.8% and 7.3% for 1993, 1992, and 1991, respectively. One of the revolving credit agreements provides for conversion of up to $5 million of the line into term loans with a maximum term period extending to March, 1997. Among other provisions, the revolving credit agreements include various limitations on working capital, tangible net worth, current ratio, debt to equity and cash flow to interest expense. Under the most restrictive of these terms, none of the Company's shareholders' equity would have been available for cash dividends in 1993.

Under the terms of a March, 1990 agreement with the Company's former parent company, VWR Corporation (VWR), VWR is obligated through February, 1995 to make available to the Company an unsecured subordinated revolving line of credit of approximately $5 million. At December 31, 1993, the Company had no outstanding debt under this agreement.

Under terms of its insurance policies and claims handling agreements, the Company is required to maintain certain standby letters of credit. At December 31, 1993 these totaled approximately $1,500,000.

INCOME TAXES

Income tax benefit for the years ended December 31 consisted of:

(Thousands of dollars)                      1993           1992           1991
- -------------------------------------------------------------------------------
Current:                                              (Restated)     (Restated)
  Federal                                $(1,421)         $(645)       $(1,420)
  State                                      (60)           (40)           (30)
- -------------------------------------------------------------------------------
                                          (1,481)          (685)        (1,450)
Deferred:
  Federal                                    (79)            43            195
  State                                       (4)            10             50
- -------------------------------------------------------------------------------
                                             (83)            53            245
- --------------------------------------------------------------------------------
Total income tax benefit                 $(1,564)         $(632)       $(1,205)
================================================================================

Reconciliation of the statutory Federal tax benefit to the actual tax benefit for the years ended December 31 consisted of:

(Thousands of dollars)                      1993           1992            1991
- --------------------------------------------------------------------------------
                                                      (Restated)      (Restated)
  Statutory rate                              34%            34%            34%
  Statutory expense (benefit)            $(1,572)         $(652)       $(1,253)
  State tax expense and other                  8             20             48
- --------------------------------------------------------------------------------
Total income tax benefit                 $(1,564)         $(632)       $(1,205)
================================================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the deferred tax assets and liability at December 31, consisted of:

(Thousands of dollars)                                     1993            1992
- --------------------------------------------------------------------------------
                                                                      (Restated)
Deferred tax assets
  Inventory adjustments                                   $ 273        $   241
  Bad debt reserve                                          135            175
  Insurance reserve accruals                                 87            134
  Federal alternative minimum tax credit carryforward                      255
  Federal net operating loss carryforward                                  159
  State net operating loss carryforward                                     87
  Other                                                     359            432
- --------------------------------------------------------------------------------
Total deferred tax assets                                   854          1,483
- --------------------------------------------------------------------------------
Deferred tax liability
  Tax depreciation in excess of financial                   617            854
- --------------------------------------------------------------------------------
Net deferred tax assets                                   $ 237        $   629
================================================================================

PENSION AND OTHER EMPLOYEE BENEFITS

PENSION PLANS
The Company has a defined benefit pension plan (the Plan/pension plan) covering substantially all employees. Pension benefits are based on years of credited service and highest five consecutive years average compensation. Contributions to the Plan are based on funding standards established by the Employee Retirement Income Security Act of 1974 (ERISA).

The Plan's funded status and the amounts recognized in the Company's consolidated balance sheet at December 31 were:

(Thousands of dollars)                                       1993         1993
- ------------------------------------------------------------------------------
Actuarial present value of plan benefit obligations
  Vested                                                  $13,945      $11,001
  Non-vested                                                  111          115
- ------------------------------------------------------------------------------
  Accumulated benefit obligation                           14,056       11,116
  Effect of future salary increases                         1,360        1,617
- ------------------------------------------------------------------------------
  Projected benefit obligation                             15,416       12,733
  Plan assets at fair value                                14,280       12,216
- ------------------------------------------------------------------------------
  Projected benefit obligation in excess of plan assets    (1,136)        (517)
  Unrecognized net transition obligation                       85          201
  Unrecognized prior service cost                             (72)        (170)
  Unrecognized actuarial loss                               2,664        1,206
- ------------------------------------------------------------------------------
Net pension asset                                         $ 1,541      $   720
==============================================================================

The assets of the Plan consist predominantly of undivided interests in several funds structured to duplicate the performance of various stock and bond indexes. The net pension asset is included in other current assets and other assets.

The assumptions used for computing the net pension asset were:

  Discount rate                                 7.5%      8.75%
  Rate of increase in compensation levels       5.0%      5.0 %

Net pension expense for the years ended December 31 included the following components:

(Thousands of dollars)                              1993     1992         1991
- ------------------------------------------------------------------------------
  Service cost of benefits earned during the year $  485   $  476      $   426
  Interest cost on projected benefit obligation    1,119    1,013          961
  Actual return on plan assets                    (1,490)    (753)      (1,970)
  Net amortization and deferral                      308     (385)       1,096
- ------------------------------------------------------------------------------
Net Pension expense                               $  422   $  351      $   513
==============================================================================

Net pension expense includes pension expense applicable to discontinued operations of approximately $123,000, $88,000, and $117,000 for 1993, 1992,
and 1991, respectively.

In calculating the net pension expense, an expected long-term rate of return on plan assets of 10% was used for 1993, 1992, and 1991.

The Company maintains a supplemental pension plan for certain senior officers. Expenses for this plan were $34,000, none, and $18,000 for 1993, 1992, and 1991, respectively.

RESTRICTED STOCK AWARDS
Under the Company's 1989 Long-term Incentive Stock Plan, the Company provides for grants of restricted Company common stock to directors, officers and managers. The vesting periods on the stock range from two to four years. The fair market value of the stock at the date of grant establishes the compensation amount which is amortized to operations over the restricted period. During 1993, 107,190 shares were granted at a fair market value of $731,000. At December 31, 1993, the unamortized balance of the restricted stock awards was approximately $301,000, as shown in the shareholders' equity section of the consolidated balance sheets.

STOCK OPTIONS
Under stock option plans (vesting over one to ten years), options have been granted to certain officers and managers to purchase common stock of the Company at its fair market value at the date of grant. Changes in options outstanding for the three years ended December 31, 1993 are:

                                                      Shares     Average Price
- -------------------------------------------------------------------------------
Outstanding at January 1, 1991                       153,222              $4.75
Exercised                                            (11,451)              4.03
Cancelled                                             (2,775)              4.67
- -------------------------------------------------------------------------------
Outstanding at December 31, 1991                     138,996               4.81
- -------------------------------------------------------------------------------
Granted                                              108,000               4.50
- -------------------------------------------------------------------------------
Outstanding at December 31, 1992                     246,996               4.68
- -------------------------------------------------------------------------------
Granted                                               47,073               6.75
Exercised                                            (11,951)              3.84
Cancelled                                            (86,913)              4.47
- -------------------------------------------------------------------------------
Outstanding at December 31, 1993                     195,205              $5.32
===============================================================================

Options exercisable at December 31, 1993, were 74,302.

Under the Company's 1989 Long-term Incentive Stock Plan, approximately 223,000 shares of the Company's common stock has been reserved for issuance under various stock option and award plans.

MOMENTUM MONEY-MAKER 401(K) RETIREMENT PLAN
The Momentum Money-Maker 401(k) Retirement Plan (Money-Maker) is a voluntary savings plan available to all employees covered under the Company pension plan. Company matching contributions, if any, are determined by the Board of Directors based on the historical performance of the Company.

The Company's expense for the Money-Maker was approximately $35,000, $56,000 and $122,000 for 1993, 1992, and 1991, respectively.

MOMENTUM EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)
The ESOP was established in 1990 as a means to provide employees with increased ownership in the Company. All full time employees with one year of service are
eligible to participate.   Total shares to be allocated to the employees for
each year is determined by the Board of Directors based on the performance of the Company, with a minimum contribution each year of 30 shares to each employee.

The Company's expense for the ESOP, based on the shares allocated or to be allocated to the employees' accounts, was approximately $40,000, $37,000 and $47,000 in 1993, 1992, and 1991 respectively.

The ESOP held 103,591 unallocated shares of the Company's common stock at December 31, 1993, including 6,770 shares earned in 1993 but not allocated until 1994.

The ESOP acquired the Company's common stock by issuing a note to the Company. The balance of the note is shown as a reduction of shareholders' equity on the consolidated balance sheets. The repayment of the note and the accompanying interest is made by a contribution in the form of a forgiveness of the debt by the Company as the shares are allocated to the employees' accounts.

LEASES

The Company leases various facilities and equipment under non-cancellable lease arrangements. The major leases are for terms of three to ten years. Renewal and purchase options are available on certain of these leases. Future minimum lease payments as of December 31, 1993 under non-cancellable operating leases, having initial lease terms of more than one year are:

Years Ending December 31,
(Thousands of dollars)
- -------------------------
  1994                                 $  934
  1995                                    720
  1996                                    485
  1997                                    268
  1998                                    164
  Thereafter                              277
                                       ------
                                        2,848
  Less sublease income                   (128)
                                       ------
Total minimum lease payments           $2,720
                                       ======

Rent expense, net of non-cancellable sublease rentals, was approximately $1.1, $1.6 and $1.6 million for 1993, 1992, and 1991, respectively.


RESTRUCTURE AND OTHER CHARGES

The Company incurred restructure and other charges of $2,382,000, $619,000 and $553,000 for 1993, 1992 and 1991, respectively. For 1993, the expense includes
(a) $1 million for the restructuring of the sales and marketing function, which is composed predominantly of employee severance and relocation costs; (b) $800,000 for the write-off of computer hardware; and (c) $582,000 for employee salaries and benefits applicable to positions which have been eliminated as a result of the divestiture of the Textiles Group. For 1992 and 1991, the expense represents the portion of the salaries and benefits applicable to positions which have been eliminated as a result of the divestiture of the Textiles Group.


DISCONTINUED OPERATIONS

In September 1993, the Company sold its Textiles Group composed of VWR Textiles & Supplies Inc. and Momentum Textiles Inc. The net proceeds on the sales were $20.5 million, including $3.4 million in short-term notes receivable. The consolidated financial statements show the Textiles Group as discontinued operations.

Net sales of the Textiles Group were $60,511,000 for the period ended September 30, 1993 and $82,300,000 and $68,102,000 for the years 1992 and 1991, respectively. Interest expense, which included interest on debt assumed by the buyers and an allocation of interest on other debt based on the average net assets of the discontinued operations to the consolidated net assets, was $238,000, $356,000, and $198,000 for 1993, 1992, and 1991, respectively.

Income tax expense for discontinued operations was $841,000 for the period ended September 30, 1993 and $1,439,000 and $799,000 for the years 1992 and 1991, respectively. Income tax expense on the gain on the sales was $3,913,000.

SUBSEQUENT EVENTS

ACQUISITION
On February 17, 1994, the Company signed an agreement in principle to acquire the assets of T.K. Gray, Inc. (Gray), a regional distributor of photographic and graphic arts supplies and equipment, for a purchase price in excess of $14 million, predominantly in cash. The acquisition, which is expected to be accounted for as a purchase, is subject to the execution of a definitive agreement, receipt of customary regulatory approval, and satisfactory completion of due diligence investigations. Completion of the acquisition is anticipated in April, 1994.

COMBINATION

On March 17, 1994, the Company signed an agreement in principle to form a new holding company and combine, in a tax-free reorganization, with Phillips & Jacobs, Incorporated (P&J), a national distributor of photographic and graphic arts supplies and equipment. P&J common stock is traded on the NASDAQ National Market System and is headquartered in Pennsauken, N.J.

Under the agreement, each share of outstanding P & J common stock will be exchanged for one share of the new company. Each share of Momentum common stock will be exchanged for .71 shares of the new company.

The combination is subject to the execution of a definitive agreement, the approval of the stockholders of both Momentum and P&J, satisfactory completion of due diligence investigations by both parties, receipt of customary regulatory approvals, and satisfaction of certain other standard conditions.


QUARTERLY FINANCIAL DATA (UNAUDITED)


(Thousands of dollars                               First      Second       Third       Fourth
 except per share data)                            Quarter     Quarter     Quarter      Quarter       Total
 ----------------------                          ---------    --------     --------     --------     --------
YEAR ENDED DECEMBER 31, 1993
Sales                                             $ 30,003    $ 30,142     $ 28,256     $ 28,387     $116,788
Gross margin                                         5,713       5,938        5,533        5,358       22,542
Loss from continuing operations                       (450)     (1,009)        (937)        (664)      (3,060)
Income from discontinued operations (1)                628         584        6,212                     7,424
Net income (loss)                                      178        (425)       5,275         (664)       4,364
Income (loss) per share:
Continuing operations (2)                            (0.12)      (0.28)       (0.26)       (0.19)       (0.84)
Discontinued operations (1)                           0.17        0.16         1.71                      2.04
Net income (loss) (2)                             $   0.05    $  (0.12)    $   1.45     $  (0.19)    $   1.20


YEAR ENDED DECEMBER 31, 1992 (RESTATED)
Sales                                             $ 26,879    $ 28,072     $ 28,489     $ 28,582     $112,022
Gross margin                                         5,358       5,504        5,369        5,672       21,903
Loss from continuing operations                       (362)       (297)        (289)        (338)      (1,286)
Income from discontinued operations                    451         451          671          665        2,238
Net income                                              89         154          382          327          952
Income (loss) per share:
Continuing operations                                (0.10)      (0.09)       (0.08)       (0.10)      (0.37)
Discontinued operations                               0.13        0.13         0.19         0.19         .64
Net income (loss)                                 $   0.03    $   0.04     $   0.11     $   0.09     $  0.27

(1) Income from discontinued operations for the third quarter of 1993 includes the gain on the sales of the discontinued operations of $6,146,000 ($1.69 per share).

(2) Due to changes in the outstanding shares during the year, the sum of the quarterly income (losses) per share for 1993 will not equal the loss per share for the year.

                        REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Momentum Corporation


We have audited the accompanying consolidated balance sheets of Momentum Corporation and subsidiary as of December 31, 1993 and 1992, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Momentum Corporation and subsidiary at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       BY (SIGNATURE)
                                       ERNST & YOUNG


Seattle, Washington
March 8, 1994  (except for the subsequent event note regarding combination, as to which the date is March 17, 1994)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None



                                  PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 1994, except information regarding executive officers which appears under Part I.


ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the Registrants' definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 1994.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Registrants' definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 1994.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Registrants' definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 1994.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- -------------------------------------------------------------------------

(a)(1)  Financial Statements

    The following financial statements have been included as part of this report:

                                                                      Form 10-K
                                                                           Page
                                                                           ----
        Consolidated Statements of Operations                                 8
        Consolidated Balance Sheets                                           9
        Consodated Statements of Cash Flows                                  10
        Consolidated Statements of Shareholders' Equity                      11
        Notes to Consolidated Financial Statements                           12
        Report of Independent Auditors                                       20

   (2)  Financial Statement Schedule
        (a)  The following financial statement schedules are submitted herewith:
             -Schedule I Marketable Securities - Other Investments
             -Schedule VIII Valuation of Qualifying Accounts
             All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

        (b)  Reports on Form 8-K
             No Forms 8-K were filed for the Registrant during the fourth quarter covered by this report.

        (c)  Exhibits
             The required exhibits are included at the back of this Form 10-K and are described in the Exhibit Index immediately preceding the first exhibit.

                      MOMENTUM CORPORATION AND SUBSIDIARY


SCHEDULE I -- MARKETABLE SECURITIES

                                                                                                          Carried on
                                                                                             Market     Consolidated
Description  (Thousands of dollars)                                     Par        Cost       Value    Balance Sheet
- --------------------------------------------------------------------------------------------------------------------
Fred Meyer Inc. Commercial Paper
(maturity 1/3/94)                                                    $  704      $  702      $  702           $  702

Fred Meyer Inc. Commercial Paper
(maturity 1/10/94)                                                   $5,442      $5,421      $5,421            5,421



SCHEDULE VIII -- VALUATION OF QUALIFYING ACCOUNTS

                                                                   Balance      Charged                      Balance
                                                                        at     to Costs                           at
                                                                 Beginning          and                          end
Description  (Thousands of dollars)                                of Year     Expenses     Deductions (1)      Year
- --------------------------------------------------------------------------------------------------------------------
Allowances for Losses (Deducted from Trade Receivables) for:
  YEAR ENDED DECEMBER 31, 1993                                      $  451       $  195         $  272           374
                                                                    ======       ======         ======        ======

  Year Ended December 31, 1992                                         361          300            210           451
                                                                    ======       ======         ======        ======

  Year Ended December 31, 1991                                         730          401            770           361
                                                                    ======       ======         ======        ======

     (1)  Uncollectible accounts written-off, net of recoveries

                     MOMENTUM CORPORATION AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     MOMENTUM CORPORATION AND SUBSIDIARY


Date March 29, 1994                BY (SIGNATURE)
                                   John H. Goddard, Jr.
                                   President
                                   Chief Executive Officer
                                   (principal executive officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the registrant and in the capacities and on the dates indicated.



Date  March 29, 1994               BY (SIGNATURE)
                                   Patsy R. Turnipseed
                                   Senior Vice President
                                   Chief Financial Officer
                                   (principal financial and accounting officer)


  DIRECTORS
Richard E. Engebrecht      }
John C. Dimmer             }
John H. Goddard            }
Jerrold B. Harris          }
Gary MacLeod               }       BY (SIGNATURE}
Andrew V. Smith            }       Patsy R. Turnipseed
William K. Street          }       Attorney in fact
James H. Wiborg            }       Power of Attorney
                                   dated February 22, 1994

                                   Date:  March 29, 1994

                                 EXHIBIT INDEX


EXHIBIT NUMBER AND DESCRIPTION

Exhibits identified in parenthesis below, on file with the Securities and
Exchange Commission, are incorporated herein by reference as exhibits hereto.
 (2.1)    Form of Agreement and Plan of Distribution executed by and between Registrant and VWR Corporation (filed with General
          Form for Registration of Securities on Form 10 filed November 13, 1989 and including Amendment #1 on Form 8 filed
          December 6, 1989; Amendment #2 on Form 8 filed January 19, 1990; Amendment #3 on Form 8 filed February 9, 1990; and
          Amendment #4 on Form 8 filed March 2, 1990)
 (2.2)    Asset Purchase Agreement, dated April 1, 1992, for the purchase of substantially all of the assets of Petco Inc.
          (filed as exhibit 2(i) to Form 8-K dated April 15, 1992, File No. 0-18112)
 (2.3)    Stock Purchase Agreement, dated September 1, 1993, for the sale of the stock of VWR Textiles & Supplies Inc., a wholly-owned subsidiary, to Hanes Companies (filed as exhibit 2 to Form 8-K dated September 15, 1993, File No. 0-18112)
 (2.4)    Stock Acquisition Agreement, dated September 30, 1993, for the sale of the stock of Momentum Textiles Inc., a wholly-owned subsidiary, to Textile Acquisition Inc.(filed as exhibit 2 to Form 8-K dated October 15, 1993, File No. 0-18112)
 (3.2)    Bylaws as amended June 4, 1991 (filed as exhibit 3.2 to Form 10-K, File No. 0-18112, dated March 29, 1992)
 (3.3)    Restated Certificate of Incorporation (filed as exhibit 3.3 to Form 10-K, File No. 0-18112, dated March 28, 1991)
 (3.4)    Amendment of Articles of Incorporation For Change in Registrants Name (filed as exhibit 3 to Form 10-Q, File No. 0-18112, dated November 15, 1993)
(10.1)    Agreement and Plan of Distribution (see Exhibit 2.1)
(10.2)    Momentum Distribution Inc. Money-Maker Investment and Stock Ownership Plan as amended through March 1, 1992 (filed as exhibit 10.2 to Form 10-K, File No. 0-18112, dated March 29, 1992) *
(10.3)    Momentum Distribution Inc. 1989 Employees' Stock Purchase Plan (filed with Registration Statement on Form S-8, File No.
          33-34392)*
(10.4)    Momentum Distribution Inc. 1989 Long-term Incentive Stock Plan as amended June 4, 1991 (filed with Registration Statement on Form S-8, File No. 33-43920)*
(10.5)    Momentum Distribution Inc. Retirement Plan as amended through March 1, 1992 (filed as exhibit 10.5 to Form 10-K, File
          No. 0-18112, dated March 29, 1992)*
(10.6)    Momentum Distribution Inc. Supplemental Benefits Plan effective January 1, 1990 (filed as exhibit 10.6 to Form 10-K,
          File No. 0-18112, dated March 28, 1991)*
(10.7)    Momentum Distribution Inc. Executive Bonus Plan, dated March 1, 1990 (filed as exhibit 10.7 to Form 10-K,
          File No. 0-18112, dated March 28, 1991)*
(10.8)    Consulting Services Agreement between Momentum Distribution Inc. and Mr. James H. Wiborg dated January 1, 1990 (filed as exhibit 10.8 to Form 10-K, File No. 0-18112, dated March 28, 1991)*
(10.9)    Amended and Restated Agreement relating to compensation in the event of a change in control of Momentum Distribution Inc.
          between Momentum Distribution Inc. and Richard E. Engebrecht, Patsy R. Turnipseed, John H.Goddard, Jr., Sanford L. Van
          Dyke and John B. Wilkinson, effective February 26, 1990 (filed as exhibit 10.9 to Form 10-K, File No. 0-18112, dated
          March 28, 1991)*
(10.10)   Amendment to Exhibit 10.8, Consulting Services Agreement (filed as exhibit 10.10 to Form 10-K, File No. 0-18112, dated
          March 29, 1992)*
(10.12)   Momentum Distribution Inc. Revised and Restated Employee Stock Ownership Plan and Trust effective January 1, 1992 (filed as exhibit 10.12 to Form 10-K, File No. 0-18112, dated March 30, 1993)*
(10.13)   Restated Momentum Distribution Inc. Supplemental Benefits Plan, effective April 22, 1991 (filed as exhibit 10.13 to Form
          10-K, File No. 0-18112, dated March 30, 1993)*
(10.14)   Amendment to Exhibit 10.9, Amended and Restated Agreement relating to compensation in the event of a  change in control of Momentum Distribution Inc. between Momentum Distribution Inc. and John H.Goddard, Jr., Sanford L. Van Dyke, Patsy R.
          Turnipseed, and John B. Wilkinson, executed December 11, 1992 (filed as exhibit 10.14 to Form 10-K, File No. 0-18112, dated March 30, 1993)*
(10.15)   Amendment to Exhibit 10.5, Momentum Distribution Inc. Retirement Plan, effective January 1, 1992 (filed as exhibit 10.15 to Form 10-K, File No. 0-18112, dated March 30, 1993)*
(10.16)   Momentum Money-Maker 401(k) Retirement Plan and Trust as Amended and Restated January 1, 1992 (filed as exhibit 10.16 to
          Form 10-K, File No. 0-18112, dated March 30, 1993)*
(10.17)   Momentum Graphics Bonus Plan, effective January 1, 1992 (filed as exhibit 10.17 to Form 10-K, File No. 0-18112, dated
          March 30, 1993)*


(10.18)   Momentum Textiles Profit Sharing Plan, effective January 1, 1992
          (filed as exhibit 10.18 to Form 10-K, File No. 0-18112, dated
          March 30, 1993)*
(10.19)   Employment Agreement between Momentum Distribution Inc. and
          Mr. Richard E. Engebrecht dated December 9, 1992 (filed as exhibit
          10.19 to Form 10-K, File No. 0-18112, dated March 30, 1993)*
 10.20    1993 Momentum Corporation 1993 Executive Incentive Plan*
 11       Computation of Per Share Income (Loss)
 21       Parents and Subsidiary of the Registrant
 23       Consent of Independent Auditors
 24       Power of Attorney
 99       Undertakings

   * Management contracts and/or compensatory plans, contracts or arrangements in which a director and/or an executive officer participates.