Form 10-K/A
period 1993-12-31
MOMENTUM DISTRIBUTION INC
filed 1994-05-02
CIK 853436

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

- - --------------------------------------------------------------------------------

                              FORM 10-K/A No. 1
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

- - --------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1993             COMMISSION FILE NUMBER  0-18112


                              MOMENTUM CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                          91-1464018
               --------                                          ----------
     (State or Other Jurisdiction of                          (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

KOLL CENTER BELLEVUE--SUITE 1900  500 108TH AVE. N.E.               98004
- - -----------------------------------------------------               -----
                 BELLEVUE, WA  98004                              (Zip Code)
                 -------------------
     (Address of Principal Executive Offices)

                                (206) 450-6550
                         Registrant's Telephone Number

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Each Class                    Name of Each Exchange on Which Registered
- - -------------------                    -----------------------------------------
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

As of March 24, 1994 the aggregate market value of the voting stock held by nonaffiliates was approximately $30.8 million.

As of March 24, 1994 there were 3,433,860 shares of common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

None

This amended Form is being filed because the Registrant has postponed its Annual Meeting of Shareholders due to a pending merger with Phillips & Jacobs, Incorporated. The Registrant will provide notice and a proxy statement for either a Special Meeting of Shareholders to approve an Agreement and Plan of Reorganization with Phillips & Jacobs, Incorporated or a rescheduled Annual Meeting of Shareholders.


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

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                       BUSINESS EXPERIENCE                     POSITION HELD
      NAME                         AGE                   LAST FIVE YEARS                           SINCE
      ----                         ---                 -------------------                     -------------
Richard E. Engebrecht              67      Chairman of Registrant                             December, 1992-
Chairman                                                                                              Present
                                           Chairman, President                                      1990-1992
                                             Chief Executive Officer of Registrant
                                           President and Chief Executive Officer                    1986-1992
                                             VWR Corporation

John H. Goddard                    47      President, Chief Executive Officer                 December, 1992-
President,                                   of Registrant                                            Present
Chief Executive Officer                    President of Registrant                                       1992
                                           Senior Vice President of Registrant                      1990-1992
                                           Vice President of Registrant                                  1990
                                           President, Momentum Graphics Inc.                        1990-1994
                                           President, VWR Graphics                                  1987-1990
                                             Division of VWR Scientific Inc.

Patsy R. Turnipseed                59      Senior Vice President                              December, 1990-
Senior Vice President                        Chief Financial Officer of Registrant                    Present
Chief Financial Officer                    Vice President, Treasurer and Corporate                        1990
                                             Secretary of Registrant
                                           Vice President, Treasurer and Corporate                   1986-1990
                                             Secretary, VWR Corporation

Barry C. Maulding                  48      Vice President, Administration,                       August, 1993-
Vice President, Administration               General  Counsel, and Corporate                          Present
General Counsel,                             Secretary of Registrant
Corporate Secretary                        General Counsel, Director of Administration and          1992-1993
                                             Corporate Secretary of Registrant
                                           General Counsel and                                      1991-1992
                                             Corporate Secretary of Registrant
                                           Director - Legal Services, Corporate Secretary           1986-1990
                                              Univar Corporation

EXECUTIVE OFFICERS OF THE REGISTRANT (CONTINUED)

                                                    BUSINESS EXPERIENCE                                 POSITION HELD
     NAME                     AGE                    LAST FIVE YEARS                                         SINCE
     ----                     ---                   -------------------                                 -------------
Arnold J. Cogan               51         Senior Vice President of Registrant                            January, 1994-
Senior Vice President                                                                                          Present
                                         Senior Vice President Sales, Momentum Graphics Inc.                      1993
                                         Executive Vice President Sales, Momentum Graphics Inc.                   1993
                                         Regional Vice President, Momentum Graphics Inc.                     1990-1993
                                         Regional Vice President, VWR Graphics                               1988-1990
                                             Division of VWR Scientific Inc.

                                         Senior Vice President Quality Implementation                   January, 1994-
Dennis C. Widman              47             and Results of Registrant                                         Present
Senior Vice President                    Senior Vice President Sales, Momentum Graphics Inc.                      1993
Quality Implementation                   Executive Vice President Sales, Momentum Graphics Inc.                   1993
and Results                              Vice President, Continuous Quality Improvement                      1991-1992
                                             of Registrant
                                         Partner, Northwest District, XEROX Corporation                      1984-1991

ITEM 2.  PROPERTIES

Momentum's executive offices, which are leased, are located at Koll Center Bellevue, Suite 1900, 500 108th Avenue N.E., Bellevue, Washington 98004. Principal properties are summarized as follows:

                                                               Square             Lease
Location                                   Leased/Owned        Footage           Expires
- - --------                                   ------------        -------           -------
Atlanta, GA (Norcross)                        Leased           14,400            1/31/95
Boston, MA (Hingham)                          Leased           11,600            7/31/94
Chicago, IL (Itasca)                          Leased           49,600            7/31/00
Cincinnati, OH                                Leased           10,900           10/31/96
Dallas, TX                                    Leased            5,600            3/31/95
Detroit, MI (Troy)                            Leased            8,000            4/30/96
Kansas City, MO                               Leased            9,000           12/31/95
Los Angeles, CA (Cerritos)                    Leased           11,800            8/31/02
Miami, FL                                     Owned            17,600                 --
Milwaukee, WI                                 Leased            2,000            4/30/95
New Orleans, LA (Harahan)                     Owned            14,400                 --
Pennsauken, NJ                                Leased           14,300            5/31/95
Portland, OR                                  Leased            7,800            9/30/95
St. Louis, MO                                 Owned            22,900                 --
Seattle, WA (Tukwila)                         Owned            20,000                 --
S. San Francisco, CA                          Leased           10,000            3/15/96

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


ITEM 6. SELECTED FINANCIAL DATA


                                                                                                        Ten Months
                                                                           Years ended December 31,          Ended
                                                      ---------------------------------------------   December 31,
(Thousands of dollars, except per share data)         1993           1992         1991         1990           1989
- - ------------------------------------------------------------------------------------------------------------------
OPERATIONS
Sales of graphic supplies & equipment             $116,788       $112,022      $97,339      $94,835       $114,906
Gross margin                                        22,542         21,903       19,056       19,934         14,170
Gross margin percent                                  19.3%          19.6%        19.6%        21.0%          12.3%
Loss from continuing operations                     (3,060)        (1,286)      (2,479)      (2,727)       (10,533)
Percent of sales                                      (2.6)%         (1.1)%       (2.5)%       (2.9)%         (9.2)%
Income from discontinued operations (1)              7,424          2,238        1,300        1,415          1,316
Net income (loss)                                    4,364            952       (1,179)      (1,312)        (9,217)
Loss per share from continuing operations (2)        (0.84)         (0.37)       (0.72)       (0.82)
Net income (loss) per share (2)                       1.20           0.27        (0.34)       (0.39)

BALANCE SHEET
Working capital                                     26,558         26,875       18,861       19,888         23,515
Property and equipment, net                          7,140          7,317        7,578        6,706          5,619
Total assets                                        52,430         51,616       50,311       51,803         58,711
Long-term obligations                                1,793          8,066       10,453        9,847         14,024
Shareholders' equity                                33,949         29,708       28,576       29,362         30,000
Book value per share (2)                              9.62           8.45         8.32         8.59

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      MOMENTUM CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations

                                                                Year Ended December 31,
                                                      ---------------------------------
(Thousands of dollars, except per share data)             1993         1992        1991
- - ---------------------------------------------------------------------------------------
                                                                 (Restated)  (Restated)
SALES  OF GRAPHICS SUPPLIES & EQUIPMENT               $116,788     $112,022     $97,339

Cost of sales                                           94,246       90,119      78,283
- - ---------------------------------------------------------------------------------------

GROSS MARGIN                                            22,542       21,903      19,056

SELLING AND ADMINISTRATIVE EXPENSES
Graphics supplies & equipment                           22,466       20,700      19,832
Corporate staff                                          2,124        2,161       2,006

RESTRUCTURE AND OTHER CHARGES                            2,382          619         553
- - ---------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                    (4,430)      (1,577)     (3,335)

Interest expense                                          (402)        (546)       (677)
Other income-net                                           208          205         328
- - ---------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAX BENEFIT                          (4,624)      (1,918)     (3,684)

Income tax benefit                                       1,564          632       1,205
- - ---------------------------------------------------------------------------------------


LOSS FROM CONTINUING OPERATIONS                         (3,060)      (1,286)     (2,479)

DISCONTINUED OPERATIONS:
Operating results, net                                   1,278        2,238       1,300
Gain on sales, net                                       6,146
- - ---------------------------------------------------------------------------------------

INCOME FROM DISCONTINUED OPERATIONS                      7,424        2,238       1,300
- - ---------------------------------------------------------------------------------------

NET INCOME (LOSS)                                     $  4,364     $    952     $(1,179)
=======================================================================================


INCOME (LOSS) PER SHARE:
LOSS FROM CONTINUING OPERATIONS                       $  (0.84)    $  (0.37)    $ (0.72)
DISCONTINUED OPERATIONS:
Operating results, net                                    0.35         0.64        0.38
Gain on sales, net                                        1.69
- - ---------------------------------------------------------------------------------------

INCOME FROM DISCONTINUED OPERATIONS                       2.04         0.64        0.38
- - ---------------------------------------------------------------------------------------

NET INCOME (LOSS)                                      $  1.20     $   0.27     $ (0.34)
=======================================================================================

See Notes to Consolidated Financial Statements

                      MOMENTUM CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets

                                                               December 31,
                                                       --------------------
(Thousands of dollars)                                    1993         1992
- - ---------------------------------------------------------------------------
ASSETS                                                           (Restated)
CURRENT ASSETS
Short-term investments                                 $ 6,123      $   ---
Trade receivables, less reserves of $374 and $451       12,935       13,165
Current notes receivable                                 3,529          167
Income taxes receivable                                  2,537        1,178
Other receivables                                        1,840        1,653
Inventories                                             14,179       11,138
Net current assets of discontinued operations                         9,457
Other                                                    1,051        2,190
- - ---------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                    42,194       38,948
PROPERTY AND EQUIPMENT, NET                              7,140        7,317
NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                     3,555
OTHER ASSETS                                             3,096        1,796
- - ---------------------------------------------------------------------------

                                                       $52,430      $51,616
===========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank checks outstanding less cash in bank              $ 1,925      $ 1,259
Accounts payable                                         8,454        7,581
Accrued liabilities                                      5,083        3,073
Current portion of long-term obligations                   174          160
- - ---------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                               15,636       12,073
LONG-TERM OBLIGATIONS                                    1,793        8,066
DEFERRED ITEMS                                           1,052        1,769
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value
   1,000,000 shares authorized, none issued
Common stock, $1 par value,
   5,000,000 shares authorized, 3,558,903
    and 3,434,334 issued                                 3,559        3,434
Additional paid-in capital                              29,274       28,589
Retained earnings (deficit)                              2,825       (1,539)
Treasury shares, at cost, 101,393 shares                  (795)
Unamortized restricted stock awards                       (301)         (48)
Note receivable from ESOP                                 (613)        (728)
- - ---------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                              33,949       29,708
- - ---------------------------------------------------------------------------

                                                       $52,430      $51,616
===========================================================================

See Notes to Consolidated Financial Statements

                     MOMENTUM  CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows

                                                                                   Year Ended December 31,
                                                                    --------------------------------------
(Thousands of dollars)                                                  1993           1992           1991
- - ----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES                                                             (Restated)     (Restated)
Loss from continuing operations                                     $ (3,060)      $ (1,286)      $ (2,479)
Adjustments to reconcile loss from continuing
operations to cash provided (used) by operating activities:
  Depreciation and amortization                                        2,460          1,165            932
  ESOP shares allocated                                                  115             80            265
  Change in assets and liabilities:
     Receivables                                                      (1,316)           922          2,280
     Inventories                                                      (3,041)          (928)           140
     Other current assets                                              1,139           (876)           255
     Accounts payable                                                    873          1,714         (1,253)
     Accrued liabilities                                               2,010            479           (252)
     Deferred items                                                     (717)           236            334
- - ----------------------------------------------------------------------------------------------------------
                                                                      (1,537)         1,506            222
Income from discontinued operations                                    7,424          2,238          1,300
Gain on sale of discontinued operations                               (6,146)
Adjustments to reconcile income from discontinued
  operations to cash provided (used) by operating activities          (1,337)        (2,035)           873
- - ----------------------------------------------------------------------------------------------------------
CASH  PROVIDED (USED) BY OPERATING ACTIVITIES                         (1,596)         1,709          2,395

INVESTING ACTIVITIES
Additions to property and equipment                                   (1,739)          (758)        (1,662)
Proceeds from sale of discontinued
  operations, net of notes receivable                                 17,133
Net (additions) reductions of other assets                            (1,366)         1,284         (1,249)
- - ----------------------------------------------------------------------------------------------------------
CASH PROVIDED (USED) BY INVESTING ACTIVITIES                          14,028            526         (2,911)

FINANCING ACTIVITIES
Proceeds from long-term obligations                                   56,500         72,500         89,353
Repayment of long-term obligations                                   (62,759)       (74,955)       (88,843)
Purchase of treasury shares                                             (802)
Proceeds from exercise of stock options                                   46                            46
Proceeds from issuance of stock                                           40             20              6
- - ----------------------------------------------------------------------------------------------------------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES                          (6,975)        (2,435)           562
- - ----------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                  5,457           (200)            46
Cash and cash equivalents at beginning of year                        (1,259)        (1,059)        (1,105)
- - ----------------------------------------------------------------------------------------------------------

Cash  and cash equivalents at end of year                           $  4,198       $ (1,259)      $ (1,059)
==========================================================================================================

Supplemental disclosures of cash flow information
Cash paid (received) during the period for
  Interest                                                          $    470       $    791       $    879
  Income taxes                                                         5,296            176           (777)
==========================================================================================================

See Notes to Consolidated Financial Statements

                      MOMENTUM CORPORATION AND SUBSIDIARY
                Consolidated Statements of Shareholders' Equity


                                                                                 Unamortized         Note
                                   Common    Additional    Retained               Restricted   Receivable
                                    Stock       Paid-in    Earnings    Treasury        Stock         From
(Thousands of dollars)      ($1 Par value)      Capital    (Deficit)     Shares       Awards         ESOP     Total
- - -------------------------------------------------------------------------------------------------------------------
Balance January 1, 1991
  (1,135,771 shares)             $  1,136      $ 30,764    $ (1,312)     $ ----        $(153)     $(1,073)  $29,362
Net loss                                                     (1,179)                                         (1,179)
Restricted stock awards
  (3,000 shares)                        3            48                                   25                     76
ESOP activity                                                                                         265       265
Exercise of stock options
  (3,817 shares)                        4            42                                                          46
Issuance of stock
  (424 shares)                                        6                                                           6
- - -------------------------------------------------------------------------------------------------------------------
Balance December 31, 1991
  (1,143,012 shares)                1,143        30,860      (2,491)                    (128)        (808)   28,576
Net income                                                      952                                             952
Restricted stock awards                                                                   80                     80
ESOP activity                                                                                          80        80
Issuance of stock
(1,766 shares)                          2            18                                                          20
Additional shares issued in
three-for-one stock split
  (2,289,556 shares)                2,289        (2,289)
- - -------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1992
  (3,434,334 SHARES)                3,434         28,589     (1,539)                     (48)        (728)   29,708
NET INCOME                                                    4,364                                           4,364
PURCHASE TREASURY SHARES                                                   (802)                               (802)
RESTRICTED STOCK AWARDS
  (107,190 SHARES)                    107            617                      7         (253)                   478
ESOP ACTIVITY                                                                                         115       115
EXERCISE OF STOCK OPTIONS
  (11,951 SHARES)                      12             34                                                         46
ISSUANCE OF STOCK
  (5,428 SHARES)                        6             34                                                         40
- - -------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1993
  (3,558,903 SHARES)             $  3,559        $29,274    $ 2,825       $(795)       $(301)     $  (613)  $33,949
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

PROPERTY AND EQUIPMENT

Net property and equipment at December 31 consisted of:

(Thousands of dollars)
                                                           1993         1992
- - -----------------------------------------------------------------------------
                                                                   (Restated)
  Land                                                  $   243      $   243
  Buildings and equipment                                 7,676        6,452
  Leased property under capital lease                     2,750        2,750
  Computer system software                                3,788        3,788
- - -----------------------------------------------------------------------------
                                                         14,457       13,233
  Less accumulated depreciation and amortization         (7,317)      (5,916)
- - -----------------------------------------------------------------------------
Net property and equipment                              $ 7,140      $ 7,317
=============================================================================

LONG-TERM OBLIGATIONS AND REVOLVING CREDIT AGREEMENTS

The long-term obligations of the Company at December 31 consisted of:

(Thousands of dollars)                                   1993            1992
- - ------------------------------------------------------------------------------
                                                                    (Restated)
Revolving credit agreements                            $  ---          $6,100
Capitalized lease obligation, 8.38% payable in
  installments through  2002                            1,866           2,011
Other miscellaneous notes                                 101             115
- - ------------------------------------------------------------------------------
                                                        1,967           8,226
Less current portion                                     (174)           (160)
- - ------------------------------------------------------------------------------
Net long-term obligations                              $1,793          $8,066
==============================================================================

Maturities of long-term obligations for each of the five years beginning January 1, 1994 are as follows:

                                                  Capitalized           Other
                                                        Lease       Long-term
(Thousands of dollars)                            Obligations     Obligations
- - ------------------------------------------------------------------------------
1994                                                   $  308          $   17
1995                                                      308              18
1996                                                      308              20
1997                                                      308              22
1998                                                      308              24
Thereafter                                              1,076
- - ------------------------------------------------------------------------------
                                                        2,616             101
  Less imputed interest on capitalized lease             (750)
- - ------------------------------------------------------------------------------
                                                       $1,866          $  101
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

INCOME TAXES

Income tax benefit for the years ended December 31 consisted of:

(Thousands of dollars)                      1993           1992           1991
- - -------------------------------------------------------------------------------
Current:                                              (Restated)     (Restated)
  Federal                                $(1,421)         $(645)       $(1,420)
  State                                      (60)           (40)           (30)
- - -------------------------------------------------------------------------------
                                          (1,481)          (685)        (1,450)
Deferred:
  Federal                                    (79)            43            195
  State                                       (4)            10             50
- - -------------------------------------------------------------------------------
                                             (83)            53            245
- - --------------------------------------------------------------------------------
Total income tax benefit                 $(1,564)         $(632)       $(1,205)
================================================================================

Reconciliation of the statutory Federal tax benefit to the actual tax benefit for the years ended December 31 consisted of:

(Thousands of dollars)                      1993           1992            1991
- - --------------------------------------------------------------------------------
                                                      (Restated)      (Restated)
  Statutory rate                              34%            34%            34%
  Statutory expense (benefit)            $(1,572)         $(652)       $(1,253)
  State tax expense and other                  8             20             48
- - --------------------------------------------------------------------------------
Total income tax benefit                 $(1,564)         $(632)       $(1,205)
================================================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the deferred tax assets and liability at December 31, consisted of:

(Thousands of dollars)                                     1993            1992
- - --------------------------------------------------------------------------------
                                                                      (Restated)
Deferred tax assets
  Inventory adjustments                                   $ 273        $   241
  Bad debt reserve                                          135            175
  Insurance reserve accruals                                 87            134
  Federal alternative minimum tax credit carryforward                      255
  Federal net operating loss carryforward                                  159
  State net operating loss carryforward                                     87
  Other                                                     359            432
- - --------------------------------------------------------------------------------
Total deferred tax assets                                   854          1,483
- - --------------------------------------------------------------------------------
Deferred tax liability
  Tax depreciation in excess of financial                   617            854
- - --------------------------------------------------------------------------------
Net deferred tax assets                                   $ 237        $   629
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

The Plan's funded status and the amounts recognized in the Company's consolidated balance sheet at December 31 were:

(Thousands of dollars)                                       1993         1993
- - ------------------------------------------------------------------------------
Actuarial present value of plan benefit obligations
  Vested                                                  $13,945      $11,001
  Non-vested                                                  111          115
- - ------------------------------------------------------------------------------
  Accumulated benefit obligation                           14,056       11,116
  Effect of future salary increases                         1,360        1,617
- - ------------------------------------------------------------------------------
  Projected benefit obligation                             15,416       12,733
  Plan assets at fair value                                14,280       12,216
- - ------------------------------------------------------------------------------
  Projected benefit obligation in excess of plan assets    (1,136)        (517)
  Unrecognized net transition obligation                       85          201
  Unrecognized prior service cost                             (72)        (170)
  Unrecognized actuarial loss                               2,664        1,206
- - ------------------------------------------------------------------------------
Net pension asset                                         $ 1,541      $   720
==============================================================================

The assets of the Plan consist predominantly of undivided interests in several funds structured to duplicate the performance of various stock and bond indexes. The net pension asset is included in other current assets and other assets.

The assumptions used for computing the net pension asset were:

  Discount rate                                 7.5%      8.75%
  Rate of increase in compensation levels       5.0%      5.0 %

Net pension expense for the years ended December 31 included the following components:

(Thousands of dollars)                              1993     1992         1991
- - ------------------------------------------------------------------------------
  Service cost of benefits earned during the year $  485   $  476      $   426
  Interest cost on projected benefit obligation    1,119    1,013          961
  Actual return on plan assets                    (1,490)    (753)      (1,970)
  Net amortization and deferral                      308     (385)       1,096
- - ------------------------------------------------------------------------------
Net Pension expense                               $  422   $  351      $   513
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

STOCK OPTIONS
Under stock option plans (vesting over one to ten years), options have been granted to certain officers and managers to purchase common stock of the Company at its fair market value at the date of grant. Changes in options outstanding for the three years ended December 31, 1993 are:

                                                      Shares     Average Price
- - -------------------------------------------------------------------------------
Outstanding at January 1, 1991                       153,222              $4.75
Exercised                                            (11,451)              4.03
Cancelled                                             (2,775)              4.67
- - -------------------------------------------------------------------------------
Outstanding at December 31, 1991                     138,996               4.81
- - -------------------------------------------------------------------------------
Granted                                              108,000               4.50
- - -------------------------------------------------------------------------------
Outstanding at December 31, 1992                     246,996               4.68
- - -------------------------------------------------------------------------------
Granted                                               47,073               6.75
Exercised                                            (11,951)              3.84
Cancelled                                            (86,913)              4.47
- - -------------------------------------------------------------------------------
Outstanding at December 31, 1993                     195,205              $5.32
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

Years Ending December 31,
(Thousands of dollars)
- - -------------------------
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


QUARTERLY FINANCIAL DATA (UNAUDITED)


(Thousands of dollars                               First      Second       Third       Fourth
 except per share data)                            Quarter     Quarter     Quarter      Quarter       Total
 ----------------------                          ---------    --------     --------     --------     --------
YEAR ENDED DECEMBER 31, 1993
Sales                                             $ 30,003    $ 30,142     $ 28,256     $ 28,387     $116,788
Gross margin                                         5,713       5,938        5,533        5,358       22,542
Loss from continuing operations                       (450)     (1,009)        (937)        (664)      (3,060)
Income from discontinued operations (1)                628         584        6,212                     7,424
Net income (loss)                                      178        (425)       5,275         (664)       4,364
Income (loss) per share:
Continuing operations (2)                            (0.12)      (0.28)       (0.26)       (0.19)       (0.84)
Discontinued operations (1)                           0.17        0.16         1.71                      2.04
Net income (loss) (2)                             $   0.05    $  (0.12)    $   1.45     $  (0.19)    $   1.20


YEAR ENDED DECEMBER 31, 1992 (RESTATED)
Sales                                             $ 26,879    $ 28,072     $ 28,489     $ 28,582     $112,022
Gross margin                                         5,358       5,504        5,369        5,672       21,903
Loss from continuing operations                       (362)       (297)        (289)        (338)      (1,286)
Income from discontinued operations                    451         451          671          665        2,238
Net income                                              89         154          382          327          952
Income (loss) per share:
Continuing operations                                (0.10)      (0.09)       (0.08)       (0.10)      (0.37)
Discontinued operations                               0.13        0.13         0.19         0.19         .64
Net income                                        $   0.03    $   0.04     $   0.11     $   0.09     $  0.27

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None



                                  PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has a classified board of eight directors, each of whom was first elected in 1989 except Messrs. Dimmer and Goddard who were elected in 1992. Two or three directors are to be elected each year for a term of three years.

DIRECTORS - TERM EXPIRES AT ANNUAL MEETING IN 1994

ANDREW V. SMITH - Mr. Smith, 69, retired, was President and a director of Pacific Northwest Bell Telephone Company (a telecommunications company now known as U.S. WEST Communications) from 1978 to 1988. He was also the President of Operations and a director of U.S. WEST Communications, Inc. from July 1, 1988 to July 1, 1989. Mr. Smith has been a director of the Company since its formation in 1989 and is also a director of Airborne Express Corporation, Aldus Corporation, Cascade Natural Gas Company, Tektronix, Inc., Univar Corporation, and U.S. Bancorp.

WILLIAM K. STREET - Mr. Street, 64, has been President of The Ostrom Company, growers and distributors of mushrooms, since 1965. Mr. Street has been a director of the Company since its formation in 1989 and is also a director of Univar Corporation and PENWEST, LTD. As a result of personal guarantees issued on behalf of The Ostrom Company, in December 1989 Mr. Street filed for personal protection under Chapter 11 of the Federal Bankruptcy Code. This filing was subsequently dismissed by the court.


DIRECTORS - TERM EXPIRES AT ANNUAL MEETING IN 1995

JOHN C. DIMMER - Mr. Dimmer, 66, has been President of Firs Management Corp., a private investment and real estate company, since 1981, and serves on the board of directors of Key Corporation and several private companies. Mr. Dimmer has been a director of the Company since 1992.

RICHARD E. ENGEBRECHT - Mr. Engebrecht, 67, was Chairman of the Board, President and Chief Executive Officer of the Company since its formation in 1989 until June 2, 1992. From June 2, 1992 to December 8, 1992 he was Chairman and Chief Executive Officer. From December 8, 1992 to the present he has served as Chairman. From 1986 to 1990 Mr. Engebrecht was President and Chief Executive officer of VWR Corporation, a distributor of laboratory equipment and supplies. Mr. Engebrecht is also a director of Eldec Corporation, PENWEST, LTD., VWR Corporation and Univar Corporation.

JERROLD B. HARRIS - Mr. Harris, 51, has been President and Chief Executive Officer of VWR Corporation, since March 1, 1990. From April 1, 1989 to March 1, 1990 he served as Executive Vice President and Chief Operating Officer of VWR Corporation. Mr. Harris has been a director of the Company since its formation in 1989 and is also a director of VWR Corporation.

DIRECTORS - TERM EXPIRES AT ANNUAL MEETING IN 1996

JOHN H. GODDARD - Mr. Goddard, 47, has been President and Chief Executive Officer and a director of the Company since December 8, 1992. From June 2, 1992 to December 8, 1992 he served as President of the Company. Prior to that he served as Senior Vice President from December 11, 1990 to June 2, 1992, and as Vice President from March 1, 1990 to December 11, 1990. Mr. Goddard was President of the Company's Momentum Graphics Inc. subsidiary from March 1, 1990 to March 1, 1994, and prior to that was President of the VWR Graphics Division of VWR Scientific Inc.

GARY MACLEOD - Mr. MacLeod, 61, has been Chairman, Laird Norton Trust Company, a private trust and investment management company since 1975. Mr. MacLeod has been a director of the Company since its formation in 1989 and is also a director of several private corporations.

JAMES H. WIBORG - Mr. Wiborg, 69, has been Vice Chairman of the Board of the Company since its formation in 1989. He has served as Chairman of the Board of VWR Corporation since 1986 and as Chairman of the Board of Univar Corporation, an industrial chemical distributor, since 1983. Mr. Wiborg is also a director of PACCAR Inc. and PENWEST, LTD.

Reference is made to "EXECUTIVE OFFICERS OF THE REGISTRANT" under Item I, Business, for a listing of executive officers.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and holders of more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. SEC regulations require the filing parties to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, during the fiscal year ended December 31, 1993, all parties subject to Section 16(a) timely complied with the filing requirements.

8ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company to each of the four highest paid executive officers of the Company for services rendered during the last three calendar years.


SUMMARY COMPENSATION TABLE

                                   Annual Compensation        Long-Term Compensation
                              -----------------------------   ----------------------
                                                                       Awards
                                                              ----------------------
Name and Principal                             Other Annual   Restricted
Positions at                                     Compen-        Stock        Stock         All Other
December 31, 1993     Year    Salary    Bonus    sation(1)    Awards(2)     Options      Compensation(3)
- - -----------------     ----    ------    -----  ------------   ---------     -------      ---------------
                              ($)        ($)        ($)           ($)          (#)             ($)
John H. Goddard       1993   200,000         0     13,605              0      21,665             773
CEO & President       1992   147,500     1,420     13,967        109,688           0             758
President, Momentum   1991   135,000         0     12,833              0           0
Graphics Inc. (4)

Arnold J. Cogan       1993   146,250         0     13,218              0       5,620             952
Sr. Vice President,
Momentum Graphics
Inc. (4)

Patsy R. Turnipseed   1993   140,825         0     13,605              0       8,548             968
Sr. Vice President &  1992   128,250    13,500     13,967        109,688           0           1,152
CFO                   1991   120,000         0     12,833              0      11,670

Dennis C. Widman      1993   102,500         0     13,168              0       5,620             340
Sr. Vice President,
Momentum Graphics
Inc. (4)
- - -----------------------------------------

(1) Represents amounts paid under the Executive Auto Plan, including gross-ups for income taxes.

(2) These amounts represent restricted stock awards granted for 1992 performance and which vest on January 2, 1995. At December 31, 1993 Mr. Goddard and Ms. Turnipseed each held 15,000, shares of restricted stock having a market value of $127,500 each based on the year-end closing price of the Company's unrestricted common stock. These restricted shares would be entitled to receive any future dividends which may be declared on the common stock.

(3) Consists of (a) matching contributions by the Company under the Money-Maker 401(k) Retirement Plan, (b) profit-sharing contributions by the Company under the Employee Stock Ownership Plan, and (c) miscellaneous items which are each less than $250 per item.

(4) The operating subsidiary, Momentum Graphics Inc., has been merged into Momentum Corporation and no longer exists as a separate entity.

1993 Executive Incentive Plan.   The 1993 Executive Incentive Plan was adopted
by the Board and is administrated by the Compensation Committee of the Board. It is effective for 1993 for the four individuals in the Summary Compensation Table plus one other executive officer. A description of this new plan, which modifies the Executive Bonus Plan, appears below under "COMPENSATION
COMMITTEE REPORT".

Special Restricted Stock Plan.   In 1991, the Compensation Committee approved a
special restricted stock incentive program for Senior Vice President Arnold J. Cogan. This program provides for an award of 6,000 shares of restricted stock for the calendar year if the targets below are met.

                                              Return on Net
                       Year                  Capital Employed
                       ----                  ----------------
                       1994                        20%
                       1995                        25%
                       1996                        30%

Any shares issued would vest two years after the end of the calendar year in which earned. Prior to vesting Mr. Cogan would have full voting and dividend rights on any issued shares. The targets for 1992 and 1993 were not reached and it is unlikely that the target for 1994 will be attained.


STOCK OPTION GRANTS IN 1993

                      Number    % of Total                                            Potential Realizable
                    of Shares     Options     Option      Market                        Value at Assumed
                   Underlying   Granted to    Exercise    Price                       Annual Rates of Stock
                     Options    Employees      Price     on Date   Expiration         Price Appreciation for
    Name             Granted     in 1993     ($/Share)   of Grant     Date            10-Year Option Term ($)
    ----           -----------  -----------  ----------  --------  -----------     ----------------------------
                                                                                     0%        5%         10%
                                                                                   -------  --------   --------
John H. Goddard       21,665       46%         $6.75      $7.50      8/26/03       $16,249  $118,436   $275,212

Arnold J. Cogan        5,620       12%          6.75       7.50      8/26/03         4,215    30,723     71,391

Patsy R. Turnipseed    8,548       18%          6.75       7.50      8/26/03         6,411    46,729    108,586

Dennis C. Widman       5,620       12%          6.75       7.50      8/26/03         4,215    30,723     71,391

These options have a 10-year term and vest (become exercisable) on January 1, 1996. In accordance with change-in-control acceleration provisions, options may vest immediately upon the approval by the Company's shareholders of a merger, plan or exchange, sale of substantially all of the Company's assets, or plan of liquidation. Options are exercisable for three months following the termination of the Optionee's employment or for 12 months in the event of death or disability.

If the stock appreciates at 5% per year for the same 10-year period, the shares held by the shareholders of the Company would have increased in value by $16,209,252. At a 10% appreciation rate, the increase in value for the shareholders would be $41,077,190.

AGGREGATE STOCK OPTION EXERCISES IN 1993 AND
YEAR-END OPTION VALUES

                                                                              Value of unexercised
                                              Number of unexercised               in-the-money
                        Shares acquired        options at 12/31/93             options at 12/31/93
         Name             on exercise      Exercisable   Unexercisable     Exercisable   Unexercisable
         ----             -----------      -----------   -------------     -----------   -------------
                                                                                ($)            ($)
John H. Goddard                 0               1,167        21,665              962         37,914
Arnold J. Cogan                 0               1,167         5,620              962          9,835
Patsy R. Turnipseed             0              17,169        10,870           64,364         23,307
Dennis C. Widman                0               1,125         8,995            4,500         23,335


DEFINED BENEFIT  RETIREMENT PLAN

The table below shows the estimated annual benefits payable on retirement under the Momentum Corporation Retirement Plan (the "Retirement Plan") and Supplemental Benefits Plan to designated executive officers in specified remuneration and years-of-service classifications. The table applies to benefits payable on or after January 1, 1994. The retirement benefits shown are based upon retirement at age 65 and the payments of a single-life annuity to the officer. These benefits are not subject to any deduction for Social Security or other offset amounts.

     Highest average annual                                Years of Service
earnings during any consecutive     --------------------------------------------------------------
  sixty months of employment          10            15           20            25            33
  --------------------------        -------       -------     --------      --------      --------
           $100,000                 $15,985       $23,978      $31,970       $39,963       $52,751
            150,000                 $24,735       $37,103      $49,470       $61,838       $81,626
            200,000                 $33,485       $50,228      $66,970       $83,713      $110,501
            250,000                 $42,235       $63,353      $84,470      $105,588      $139,376
            300,000                 $50,985       $76,478     $101,970      $127,463      $168,251
            350,000                 $59,735       $89,603     $119,470      $149,338      $197,126

With certain exceptions, Section 415 of the Internal Revenue Code currently limits pensions which may be paid under plans qualified under the Internal Revenue Code to an annual benefit of $118,800. In addition, Section 401(a)(17) of the Internal Revenue Code limits compensation which may be used to determine benefits under qualified plans.

The Board of Directors, upon the recommendation of the Compensation Committee, has established a Supplemental Benefits Plan for executive officers to whom the
Section 415 and 401(a)(17) limits apply, or will apply in the future, so that these individuals will obtain retirement benefits comparable to other retirement plan participants not impacted by the Section 415 and 401(a)(17) limits. The benefits in the table above have not been limited by Sections 415 and 401.

Under the terms of the spin-off agreement with VWR Corporation, VWR Corporation has agreed to pay two-thirds of all amounts payable to Richard E. Engebrecht under the Supplemental Benefits Plan and the Company will pay the remaining one-third. The Company has guaranteed payment of the two-thirds payable by VWR Corporation and, likewise, VWR Corporation has guaranteed payment of the one-third payable by the Company. Effective January 1, 1993, Mr. Engebrecht, Chairman of the Board, ceased being a regular employee and began drawing retirement pay under both the Retirement Plan ($9,044 per month) and the Supplemental Benefits Plan ($8,489 per month).

The following are the approximate years of credited service of the persons named in the compensation table set forth above under the Retirement Plan: Mr. Goddard, 6; Mr. Cogan, 7; Ms. Turnipseed, 19; and Mr. Widman, 3. No additional retirement benefits accrue after 33 years of service.

Compensation of executive officers covered by the Retirement Plan includes salaries and bonuses. Compensation of all non-executive officer employees covered by the Retirement Plan includes salaries, commissions and bonuses. Nearly all regular, full-time employees are eligible to participate in the Retirement Plan.

DIRECTORS' REMUNERATION

Each director receives for services an annual retainer of $10,000 payable in shares of restricted stock of the Company valued at $30,000 for each three year term, with one-third of each grant scheduled to vest on successive anniversaries of the grant dates. On January 19, 1993, 4,615 restricted shares were issued to each of six outside directors for the 3-year retainer period ending December 31, 1995. Because of Mr. Wyatt's retirement from the Board in June 1993, he was issued 769 shares for his 1993 Board retainer. As of April 1, 1994, one-third of the restricted shares issued in 1993 to the six continuing outside directors and all of the shares for Mr. Wyatt have vested.

In addition, the directors receive fees of $1,000 for attending Board of Directors meetings ($2,500 per meeting if two days of travel are required), fees of $500 for attending Board Committee meetings, and, when applicable, reimbursement of travel expenses in connection with meetings. Each member of the Executive Committee receives an annual retainer of $2,000 and the Chairman of each standing Committee of the Board receives an annual retainer of $2,000. Directors Engebrecht and Goddard receive no annual Board or committee retainers and Mr. Goddard also receives no meeting fees.

In connection with Richard E. Engebrecht's retirement as Chief Executive Officer, the Company entered into a 3-year Employment Agreement with Mr. Engebrecht. This agreement provides for an annual salary of $60,000 for 1993 and $50,000 in each of 1994 and 1995. Mr. Engebrecht will assist in strategic business planning, management development, acquisitions and related transactions, continuing support of the quality process, special projects and serve as Chairman of the Board of Directors. This salary is in lieu of normal retainers he would otherwise be entitled to as a member of the Board of Directors and a member of the Executive Committee of the Board. Mr. Engebrecht retains his existing stock options so long as he continues to be an employee. In addition, for 1993 he participated in the restricted stock program for certain senior executive officers. This program has been discontinued and no shares were awarded to Mr. Engebrecht or any other continuing member of management for 1993.

In 1993, James H. Wiborg, Vice Chairman of the Board, was retained to represent the Company pursuant to a pre-existing policy approved by the Board of Directors in December 1992 which authorizes senior officers of the Company to engage individual directors to perform professional services. A formal policy was adopted in recognition of the fact that there would be instances, such as acquisitions or divestitures, where retention of a director to perform extraordinary services would be appropriate. On the closing of the sale of the Company's VWR Textiles & Supplies subsidiary on September 1, 1993, Mr. Wiborg received a fee of $107,500 which was based on the following formula: one quarter of one percent of the first $20 million of aggregate consideration received by the Company and one percent of the aggregate consideration above that amount. This fee arrangement was approved by John H. Goddard, President and Chief Executive Officer, and Mr. Engebrecht, Chairman of the Company, at the commencement of the negotiations and was subsequently ratified by the other members of the Board.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
AND CHANGE-IN-CONTROL ARRANGEMENTS

The Board of Directors has approved change of control agreements (the "Agreements") with John H. Goddard and Patsy R. Turnipseed (the "Executives"). Each Agreement will provide that the Executive will receive compensation for up to 24 months if his or her employment is terminated (voluntarily or involuntarily) for any reason other than gross misconduct, death, disability, or reaching age 65, provided such termination occurs within 24 months after certain defined events which might lead to a change of control of the Company. The compensation will be paid at a rate equal to the Executive's current salary and target bonus. The compensation is subject to a minimum annual rate of not less than the Executive's average compensation for the preceding three calendar years, and is subject to reduction if the aggregate present value of all payments would exceed three times the Executive's "base amount" as defined in
Section 280G of the Internal Revenue Code. The Executive will also continue to have "employee" status for the 24 month period and will be entitled to retain most employee benefits and rights during this period.

The estimated aggregate amounts presently payable in the event of a change of control (assuming each officer receives payments at the same rate for the maximum 24 month period) would be: Mr. Goddard $753,538 and Ms. Turnipseed $311,534. The foregoing does not include the value of any employee benefits which might be payable to the officer during the 24 month period. The value of these benefits is not capable of computation. Continuation of these benefits would include participation in the Company's health and welfare plans, disability and life insurance policies, continued vesting of stock options and restricted stock awards, and continuation of years of service for pension and other retirement plan benefit computation purposes.

Although the Company believes that it is highly unlikely that the compensation or other benefits payable or vesting upon the Executive's termination will constitute "golden parachute payments" under the Internal Revenue Code, the Agreements do provide for indemnification against excise taxes payable by the Executive in the event of such a determination. The Company may cease payments in the event the Executive breaches certain noncompetition or confidentiality covenants. The Company also has the right to terminate the Agreements upon a one-year notice, except as to rights accruing as a result of an event which has triggered the change of control provisions of the Agreements. The Board of Directors believes that the terms and conditions of the Agreements are in the best interest of the Company because the Agreements will enable the Executives to continue to focus on activities providing for the maximum long-term value to the Company's shareholders, even when faced with the possible change in control of the Company.


COMPENSATION COMMITTEE REPORT

The Company's compensation programs are administered by the Compensation Committee of the Board. The Committee is composed of three directors, none of whom is an executive officer of the Company. All issues pertaining to compensation of elected officers of the Company are submitted to the full Board of Directors for final approval.

In 1993, the Compensation Committee engaged a recognized expert in the field of executive compensation to review the Company's current executive compensation practices and to recommend an executive compensation program for the CEO and senior executives of the Company. This review indicated that both of the senior executives still with the Company after the sale of the Textiles Group were receiving total cash compensation and total compensation below the compensation averages of comparable positions in all three large national compensation surveys utilized as benchmarks. Based upon a review and discussions of that report by the Committee and the full Board with representatives of the compensation consulting firm, a new 1993 Executive Incentive Plan was adopted on August 25, 1993 and a revised policy on executive compensation was adopted by the Committee and the Board on February 22, 1994 as set out below.

Also in 1993 another national compensation consulting firm conducted a salary survey of 18 other management positions which still exist today in the Company. This survey indicated that the salaries and total cash compensation for 17 of the 18 positions were below competitive averages. Both compensation surveys used very broad industry data.

                         EXECUTIVE COMPENSATION POLICY

o Momentum Corporation will endeavor to maintain a conservative salary structure for its CEO and senior executives with salary midpoints around market averages for similar positions in companies with which it competes. Having determined a median salary for CEO's of comparably sized, publicly-owned distribution companies, the salary for the CEO of Momentum will be subjectively adjusted by considering the following factors, with each factor being given more-or-less equal weight:

      a)   managerial experience in the printing distribution industry,

      b)   proven ability to manage and motivate other managers,

      c)   a serious commitment to the quality process,

      d) ability to anticipate changes in, and adjust to, the rapidly changing markets served by the Corporation, especially in difficult economic climates, and

      e) strategic decision making which produces long-term Value Growth for the Corporation. Value Growth is maximum continuing value growth through long-term profit on invested capital and the growth of that capital.

o The purposes of the 1993 Executive Incentive Plan ("EIP") are (a) to attract and retain in the employ of the Corporation persons of outstanding competence who are or will be primarily responsible for the management, growth and success of the business; (b) to provide greater incentive for such persons to exert their best efforts on behalf of the Corporation; and (c) to further the identity of interests of such persons with those of the Corporation's stockholders generally by encouraging them to acquire stock ownership in the Corporation.

o Upon recommendation of the Compensation Committee, the Board of Directors shall annually designate the CEO and other appropriate senior executives to participate in the EIP. These participants shall have a total cash compensation opportunity (salary plus short-term incentive) up to the third quartile of similarly sized companies. Other than salary, the incentive compensation components will be dependent upon achieving pre-set performance criteria.

o The EIP will also provide the CEO and designated participants with an equity-based, aggressive, long-term, incentive program to support the Corporation's Value Growth Philosophy and its commitment to the quality process. This long-term incentive component of the EIP should not only foster Value Growth but also align the interests of the CEO and the other participants with those of the shareholders. Specifically, these long-term incentives should be tied to the growth of the Corporation and to increases in the book value of the Corporation's common stock.

                   SHORT TERM INCENTIVE COMPONENT OF THE EIP

For 1994 the Committee has designated the CEO plus four other senior officers to participate in the EIP. The short-term incentive portion of the EIP incorporates a modified version of the Company's former Executive Bonus Plan. Designated participants have the opportunity to earn a variable cash award depending upon the Corporation's achievement in producing a pre-tax, pre-interest return on capital that exceeds the Company's cost of capital (which for 1993 was 16.3%), thus creating real value for shareholders. Cost of capital is the estimated average return on capital required to give the Company's lenders and shareholders a competitive return on their respective investments as determined by a pre-set formula. The annual target award for the participants are a designated percentage of the midpoint of their individual salary grade. Unless otherwise designated by the Committee, these target percentages are:


                                                     Cash
         Position                                   Target          Maximum
         --------                                   ------          -------
         Chief Executive Officer                     50%             100%
         President (if different from CEO)           45%              90%
         Senior Vice Presidents and
         Vice Presidents                             30%              45%

         The EIP payout formula is as follows:

                                         % of Success            % of Salary Grade
                                        Ratio Achieved           Midpoint Paid Out
                                        --------------           -----------------
         Maximum Payout                      130%                       150%
         Target Payout                       100%                       100%
         Threshold Payout                     60%                        25%



      No awards were made for 1993 under this short-term incentive program.

                    LONG TERM INCENTIVE COMPONENT OF THE EIP

The long-term component of the EIP provides a 3-year target equal to a percentage of the midpoint of the participant's salary grade multiplied by three. 75% of the target payout is based on the projected gain on stock options granted under the EIP and 25% is potentially payable in cash from the performance unit plan. The primary function of the performance unit plan is to help pay the income tax on any option gains. The performance unit plan for 1993-95 is based on achieving a minimum 6% annual, internal growth in revenues with a target payout at 10% annual revenue growth. Revenue growth from acquisitions are disregarded. The payout formula for the performance unit plan is the same as the short- term incentive formula above.

      The 3-year targets are as set out below:

                                                                                 75% From
                                                                                  Stock            25% From
                                                   Annual          3-Year         Option          Performance
         Executive                                 Target          Target         Gains            Unit Plan
         ---------                                 ------          ------        --------         -----------
         Chief Executive Officer                  $118,293        $354,878       $266,159           $88,719

         Sr. Vice Presidents and/or
         Chief Financial Officer                    46,670         140,009        105,006            35,003

         Vice Presidents                            30,686          92,058         69,043            23,015

The stock options are nonqualified 10-year options which generally vest (become exercisable) at the end of the 3-year target period. For each 3-year period, forty percent (40%) of the stock options to be potentially granted (at target) shall be granted at the beginning of the 3-year period, with additional options of up to 20% of the 3-year target to be granted at the end of the first, second and third years. For 1993-95 the granting of additional options at year end shall be dependent on the book value of the Company's stock increasing 13.3% or more from the beginning of the year to the end of the year with the target level grant based on a 20% compounded annual gain in book value. The 13.3% threshold was not achieved at December 31, 1993 so no additional options were granted at the end of the first plan year.

Under the EIP the following initial stock options (representing the 40% above) were granted in 1993 and, when they vest in 1996, will be exercisable at $6.75:

         Optionee                                            Number of Shares
         --------                                            ----------------
         John H. Goddard                                          21,665
         Patsy R. Turnipseed                                       8,548
         Dennis C. Widman                                          5,620
         Arnold J. Cogan                                           5,620
         Barry C. Maulding                                         5,620

No stock options have previously been granted by the Company to Ms. Turnipseed and Messrs. Goddard, Cogan and Widman since the Company's March 1, 1990 spinoff.

                        GENERAL COMPENSATION PHILOSOPHY

Salaries and total compensation for officers and other employees not participating in the EIP shall be in the competitive range for similar positions at other national distribution companies of Momentum's size, with particular emphasis placed on salaries paid for similar positions at companies Momentum directly competes with. In addition to competitive factors, individual compensation levels will be based on the individual's experience, responsibility, value of contribution to the Corporation, and individual performance.

The Compensation Committee retains the power to waive performance criteria under any compensation program of the Corporation although it has never done so.


February 22, 1994                      The Compensation Committee

                                       James H. Wiborg, Chairman
                                       Andrew V. Smith
                                       William K. Street


PERFORMANCE GRAPH

                                          Momentum          NASDAQ Market       Wholesale Trade
                                         Corporation         Value Index       Distributors Index
                                         -----------         -----------       ------------------
Measurement Point - 3/30/90                  $100                $100                 $100
December 31, 1990                              78                  93                   91
December 31, 1991                              62                 120                  132
December 31, 1992                             125                 121                  145
December 31, 1993                             142                 145                  168


The above graph compares the four-year cumulative total return for Momentum Corporation stock with the comparable cumulative return of two indexes. The first index is a composite total return index of all national market and OTC stocks traded on NASDAQ, the market on which Momentum Corporation stock trades. The second index for comparison is a total return index for wholesale trade distributors: durable goods and non-durable goods (Standard Industry Codes 50 and 51) prepared by Media General, Richmond, VA.

The graph assumes $100 invested on March 30, 1990 in Momentum Corporation stock and $100 invested at that time in each of the two referenced indexes. The comparison assumes all dividends are reinvested. March 30, 1990 was chosen as the beginning date because Momentum Corporation stock first traded on March 19, 1990.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Listed in the following table are the only known beneficial owners as of March 31, 1994 of more than five percent of the Company's outstanding common stock. The Company knows of no other person or "group", as that term is used in
Section 13(d)(3) of the Securities and Exchange Act of 1934, that is the beneficial owner of more than five percent of the Company's common stock; however, the Momentum Money-Maker 401(k) Retirement Plan Trust holds 5.3% of the Company's outstanding stock on behalf of 158 plan participants.


                                                     Amount and Nature of         Percent of
Name and Address of Beneficial Owner               Beneficial Ownership (1)          Class
- - ------------------------------------               ------------------------       ----------
James H. Wiborg                                           241,075(2)                 6.9
c/o Momentum Corporation
Suite 1900 Koll Center Bellevue
500 - 108th Avenue N.E.
Bellevue, WA 98004

John C. Dimmer                                            197,229(3)                 5.6
c/o Momentum Corporation
Suite 1900 Koll Center Bellevue
500 - 108th Avenue N.E.
Bellevue, WA 98004

- - ------------------

(1) Except as otherwise indicated, beneficial ownership represents sole voting and sole investment power with respect to $1.00 par value common stock, the Company's only outstanding class of stock.

(2) Includes 64,212 shares owned of record by Mr. Wiborg's spouse and 6,048 shares for which Mr. Wiborg shares voting and investment power as a co-trustee. Mr. Wiborg disclaims any beneficial interest in the 6,048 shares.

(3)  Includes 1,800 shares owned of record by Mr. Dimmer's spouse.


DIRECTORS AND EXECUTIVE OFFICERS' STOCK OWNERSHIP

The following table describes ownership of the Company's common stock by directors and executive officers as of March 31, 1994, and indicates whether voting power and investment power are solely exercisable by the named person or shared with others.

Voting power includes the power to direct the voting of the shares held, and investment power includes the power to direct the disposition of shares held. Since most shares appear under both the voting power and investment power columns, the individual columns will not add across to the total column. As required by SEC regulations, also shown are shares over which the named person could acquire such powers within 60 days by exercising stock options under the Company's 1989 Long-Term Incentive Stock Plan.


                             Voting Power       Investment Power      Acquirable
                             ------------       ----------------       Within                 Percent
Name                        Sole    Shared      Sole      Shared       60 Days   Total (1)    of Class
- - ----                        ----    ------      ----      ------       -------   ---------    --------
Arnold J. Cogan            20,624       --      20,429         --       1,167       21,791       .62
John C. Dimmer            195,429    1,800     195,429      1,800          --      197,229      5.16
Richard E. Engebrecht      34,571   61,126      34,571     46,126      43,219      138,916      3.95
John H. Goddard             1,132   19,251         937      4,251       1,167       21,550       .61
Jerrold B. Harris          16,315   25,288      16,315     25,288          --       41,603      1.18
Gary MacLeod               11,428       --      11,428         --          --       11,428       .33
Andrew V. Smith            18,610       --      18,610         --          --       18,610       .53
William K. Street (2)      16,933    3,033      16,933      3,033          --       19,966       .57
Patsy R. Turnipseed        23,567       --       8,372         --      18,332       41,899      1.19
James H. Wiborg (3)       170,815   70,260     170,815     70,260          --      241,075      6.86
Dennis C. Widman           15,464       --      13,124         --       2,250       17,714       .50

All directors and
executive officers as
a group (12 persons)      526,894   180,758    508,897    150,758      67,260      774,912     22.05
- - ----------------------------------

(1) Represents the total shares over which the named person has any voting or investment power and includes the shares in the "Acquirable Within 60 Days" column above as required by SEC regulations.

(2) Mr. Street disclaims any beneficial interest in 3,033 shares which are owned by his spouse. These shares are included in the table above as required by SEC regulations.

(3) Mr. Wiborg shares voting and investment power in 6,048 shares held in a trust by the University of Puget Sound. Mr. Wiborg disclaims any beneficial interest in these 6,048 shares. These 6,048 shares and 64,212 shares owned by Mr. Wiborg's spouse are included in the shared power and total columns above.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had no material transaction with related parties, directors or executive officers during the year ended December 31, 1993.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- - -------------------------------------------------------------------------

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

                      MOMENTUM CORPORATION AND SUBSIDIARY


SCHEDULE I -- MARKETABLE SECURITIES

                                                                                                          Carried on
                                                                                             Market     Consolidated
Description  (Thousands of dollars)                                     Par        Cost       Value    Balance Sheet
- - --------------------------------------------------------------------------------------------------------------------
Fred Meyer Inc. Commercial Paper
(maturity 1/3/94)                                                    $  704      $  702      $  702           $  702

Fred Meyer Inc. Commercial Paper
(maturity 1/10/94)                                                   $5,442      $5,421      $5,421            5,421



SCHEDULE VIII -- VALUATION OF QUALIFYING ACCOUNTS

                                                                   Balance      Charged                      Balance
                                                                        at     to Costs                           at
                                                                 Beginning          and                          end
Description  (Thousands of dollars)                                of Year     Expenses     Deductions (1)      Year
- - --------------------------------------------------------------------------------------------------------------------
Allowances for Losses (Deducted from Trade Receivables) for:
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

                     MOMENTUM CORPORATION AND SUBSIDIARY


Date April 28, 1994                BY (SIGNATURE)
                                   John H. Goddard
                                   President
                                   Chief Executive Officer
                                   (principal executive officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the registrant and in the capacities and on the dates indicated.



Date  April 28, 1994               BY (SIGNATURE)
                                   Patsy R. Turnipseed
                                   Senior Vice President
                                   Chief Financial Officer
                                   (principal financial and accounting officer)


  DIRECTORS
Richard E. Engebrecht      }
John C. Dimmer             }
John H. Goddard            }
Jerrold B. Harris          }
Gary MacLeod               }       BY (SIGNATURE}
Andrew V. Smith            }       Patsy R. Turnipseed
William K. Street          }       Attorney in fact
James H. Wiborg            }       Power of Attorney
                                   dated February 22, 1994

                                   Date:  April 28, 1994

                                 EXHIBIT INDEX


EXHIBIT NUMBER AND DESCRIPTION

Exhibits identified in parenthesis below, on file with the Securities and
Exchange Commission, are incorporated herein by reference as exhibits hereto.
 (2.1)    Form of Agreement and Plan of Distribution executed by and between Registrant and VWR Corporation (filed with General
          Form for Registration of Securities on Form 10 filed November 13, 1989 and including Amendment #1 on Form 8 filed
          December 6, 1989; Amendment #2 on Form 8 filed January 19, 1990; Amendment #3 on Form 8 filed February 9, 1990; and
          Amendment #4 on Form 8 filed March 2, 1990)
 (2.2)    Asset Purchase Agreement, dated April 1, 1992, for the purchase of substantially all of the assets of Petco Inc.
          (filed as exhibit 2(i) to Form 8-K dated April 15, 1992, File No. 0-18112)
 (2.3)    Stock Purchase Agreement, dated September 1, 1993, for the sale of the stock of VWR Textiles & Supplies Inc., a wholly-owned subsidiary, to Hanes Companies (filed as exhibit 2 to Form 8-K dated September 15, 1993, File No. 0-18112)
 (2.4)    Stock Acquisition Agreement, dated September 30, 1993, for the sale of the stock of Momentum Textiles Inc., a wholly-owned subsidiary, to Textile Acquisition Inc.(filed as exhibit 2 to Form 8-K dated October 15, 1993, File No. 0-18112)
 (3.2)    Bylaws as amended June 4, 1991 (filed as exhibit 3.2 to Form 10-K, File No. 0-18112, dated March 29, 1992)
 (3.3)    Restated Certificate of Incorporation (filed as exhibit 3.3 to Form 10-K, File No. 0-18112, dated March 28, 1991)
 (3.4)    Amendment of Articles of Incorporation For Change in Registrants Name (filed as exhibit 3 to Form 10-Q, File No. 0-18112, dated November 15, 1993)
(10.1)    Agreement and Plan of Distribution (see Exhibit 2.1)
(10.2)    Momentum Distribution Inc. Money-Maker Investment and Stock Ownership Plan as amended through March 1, 1992 (filed as exhibit 10.2 to Form 10-K, File No. 0-18112, dated March 29, 1992) *
(10.3)    Momentum Distribution Inc. 1989 Employees' Stock Purchase Plan (filed with Registration Statement on Form S-8, File No.
          33-34392)*
(10.4)    Momentum Distribution Inc. 1989 Long-term Incentive Stock Plan as amended June 4, 1991 (filed with Registration Statement on Form S-8, File No. 33-43920)*
(10.5)    Momentum Distribution Inc. Retirement Plan as amended through March 1, 1992 (filed as exhibit 10.5 to Form 10-K, File
          No. 0-18112, dated March 29, 1992)*
(10.6)    Momentum Distribution Inc. Supplemental Benefits Plan effective January 1, 1990 (filed as exhibit 10.6 to Form 10-K,
          File No. 0-18112, dated March 28, 1991)*
(10.7)    Momentum Distribution Inc. Executive Bonus Plan, dated March 1, 1990 (filed as exhibit 10.7 to Form 10-K,
          File No. 0-18112, dated March 28, 1991)*
(10.8)    Consulting Services Agreement between Momentum Distribution Inc. and Mr. James H. Wiborg dated January 1, 1990 (filed as exhibit 10.8 to Form 10-K, File No. 0-18112, dated March 28, 1991)*
(10.9)    Amended and Restated Agreement relating to compensation in the event of a change in control of Momentum Distribution Inc.
          between Momentum Distribution Inc. and Richard E. Engebrecht, Patsy R. Turnipseed, John H.Goddard, Jr., Sanford L. Van
          Dyke and John B. Wilkinson, effective February 26, 1990 (filed as exhibit 10.9 to Form 10-K, File No. 0-18112, dated
          March 28, 1991)*
(10.10)   Amendment to Exhibit 10.8, Consulting Services Agreement (filed as exhibit 10.10 to Form 10-K, File No. 0-18112, dated
          March 29, 1992)*
(10.12)   Momentum Distribution Inc. Revised and Restated Employee Stock Ownership Plan and Trust effective January 1, 1992 (filed as exhibit 10.12 to Form 10-K, File No. 0-18112, dated March 30, 1993)*
(10.13)   Restated Momentum Distribution Inc. Supplemental Benefits Plan, effective April 22, 1991 (filed as exhibit 10.13 to Form
          10-K, File No. 0-18112, dated March 30, 1993)*
(10.14)   Amendment to Exhibit 10.9, Amended and Restated Agreement relating to compensation in the event of a  change in control of Momentum Distribution Inc. between Momentum Distribution Inc. and John H.Goddard, Jr., Sanford L. Van Dyke, Patsy R.
          Turnipseed, and John B. Wilkinson, executed December 11, 1992 (filed as exhibit 10.14 to Form 10-K, File No. 0-18112, dated March 30, 1993)*
(10.15)   Amendment to Exhibit 10.5, Momentum Distribution Inc. Retirement Plan, effective January 1, 1992 (filed as exhibit 10.15 to Form 10-K, File No. 0-18112, dated March 30, 1993)*
(10.16)   Momentum Money-Maker 401(k) Retirement Plan and Trust as Amended and Restated January 1, 1992 (filed as exhibit 10.16 to
          Form 10-K, File No. 0-18112, dated March 30, 1993)*
(10.17)   Momentum Graphics Bonus Plan, effective January 1, 1992 (filed as exhibit 10.17 to Form 10-K, File No. 0-18112, dated
          March 30, 1993)


(10.18)   Momentum Textiles Profit Sharing Plan, effective January 1, 1992
          (filed as exhibit 10.18 to Form 10-K, File No. 0-18112, dated
          March 30, 1993)
(10.19)   Employment Agreement between Momentum Distribution Inc. and
          Mr. Richard E. Engebrecht dated December 9, 1992 (filed as exhibit
          10.19 to Form 10-K, File No. 0-18112, dated March 30, 1993)*
 10.20    1993 Momentum Corporation 1993 Executive Incentive Plan*
 11       Computation of Per Share Income (Loss)
 21       Parents and Subsidiary of the Registrant
 23       Consent of Independent Auditors
 24       Power of Attorney
 99       Undertakings

   * Management contracts and/or compensatory plans, contracts or arrangements in which a director and/or an executive officer participates.