Form 10-Q
period 1994-03-31
MOMENTUM DISTRIBUTION INC
filed 1994-05-16
CIK 853436

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q
(Mark One)

(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended....March 31, 1994
                                -----------------------

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from..............to..................

Commission file number    0-18112
                         ---------

                          MOMENTUM CORPORATION
- -----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        Delaware                                   91-1464018
- -----------------------------------------------------------------------------
    (State of incorporation)                    (I.R.S. Employer
                                                Identification No.)

      Koll Center Bellevue--Suite 1900,   500-108th Ave. N.E.,
                   Bellevue, WA.                        98004
- -----------------------------------------------------------------------------
      (Address of principal executive offices)        (Zip Code)

Registrant's telephone number:...(206) 450-6550
                                 --------------


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes  x       No
                                           ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

       Class                                Outstanding at May 12, 1994
- -----------------------------              ---------------------------------
Common stock, par value $1.00                          3,437,912 shares

                          MOMENTUM CORPORATION

                                  INDEX
                                  -----

                                                         Page No.
                                                        ---------
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

 Balance Sheets
   March 31, 1994 and December 31, 1993                       3

 Statements of Income
   Three Months Ended March 31, 1994 and 1993                 4

 Statements of Cash Flows
   Three Months Ended March 31, 1994 and 1993                 5

 Notes to Consolidated Financial Statements                   6

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                7


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                     9


SIGNATURES                                                   10

                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              MOMENTUM CORPORATION

                                 BALANCE SHEETS




                                                     March 31,   December 31,
                                                         1994           1993
(Thousands of dollars)                             (Unaudited)
- -----------------------------------------------------------------------------
ASSETS

Current Assets:
  Investments                                        $  5,213       $  6,123
  Receivables, less reserves of $524 and $374          25,747         20,841
  Inventories                                          18,176         14,179
  Other                                                 1,345          1,051
                                                    ----------     ----------
Total Current Assets                                   50,481         42,194

Property and Equipment                                 14,665         14,457
Less allowances for depreciation                       (7,577)        (7,317)
                                                    ----------     ----------
                                                        7,088          7,140

Goodwill and Other Assets                              12,668          3,096
                                                    ----------     ----------
                                                     $ 70,237       $ 52,430
                                                    ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Bank checks outstanding less cash in bank          $    179       $  1,925
  Accounts payable and accrued liabilities             18,168         13,537
  Short-term obligations                                5,200
  Current portion of long-term obligations                177            174
                                                    ----------     ----------
Total Current Liabilities                              23,724         15,636
Long-Term Obligations                                  11,438          1,793
Deferred Items                                          1,052          1,052
Shareholders' Equity
  Preferred stock, $1 par value
   1,000,000 shares authorized, none issued
  Common stock, $1 par value
   5,000,000 shares authorized,
   3,558,903 issued                                     3,559          3,559
  Other shareholders' equity                           30,464         30,390
                                                     ---------     ----------
                                                       34,023         33,949
                                                    ----------     ----------
                                                     $ 70,237       $ 52,430
                                                    ==========     ==========

                  See notes to consolidated financial statements

                             MOMENTUM CORPORATION

                       STATEMENTS OF INCOME (Unaudited)

                                                        Three Months
                                                       Ended March 31,
(Thousands of dollars,                             ---------------------
 except per share data)                                1994       1993
- ------------------------------                     ---------- ----------
Sales                                               $ 34,673   $ 30,003
Cost of sales                                         27,909     24,290
                                                   ---------- ----------
Gross Margin                                           6,764      5,713
Selling & administrative expenses                      6,437      6,099
Restructure expenses                                                182
                                                   ---------- ----------
Income (Loss) From Operations                            327       (568)

Interest expense                                         (74)      (112)
Other income-net                                          51
                                                   ---------- ----------
Income (Loss) Before Income Taxes                        304       (680)
Income tax expense (benefit)                             145       (230)
                                                   ---------- ----------
Income (Loss) from Continuing Operations            $    159   $   (450)

Income from discontinued operations                                 628
                                                   ---------- ----------
Net Income                                          $    159   $    178
                                                   ========== ==========

Income (Loss) Per Share
 Continuing operations                              $    .05   $   (.12)
 Discontinued operations                                            .17
                                                   ---------- ----------
Net Income                                          $    .05   $    .05
                                                   ========== ==========

                See notes to consolidated financial statements

                               MOMENTUM CORPORATION

                       STATEMENTS OF CASH FLOWS (Unaudited)

                                                             Three Months
                                                            Ended March 31,
                                                        ---------------------
(Thousands of dollars)                                      1994        1993
- ------------------------------------------------------- ---------   ---------
Operating Activities:
Net income (loss) from continuing operations             $   159    $   (450)
Adjustments to reconcile net income (loss)
 from continuing operations to cash used
 by operating activities
     Depreciation and amortization                           388         403
     ESOP shares allocated                                    39          83
     Change in assets and liabilities,
      net of effect of business acquired
       Receivables                                        (2,112)     (2,512)
       Inventories                                         1,039      (2,003)
       Other current assets                                 (282)       (667)
       Accounts payable and accrued liabilities             (533)      3,390
       Deferred items                                                    (19)
                                                        ---------   ---------
                                                          (1,302)     (1,775)

Income from discontinued operations                                      628
Adjustments to reconcile income from discontinued
 operations to cash provided by operating activities                  (1,151)
                                                        ---------   ---------
Cash Used by Operating Activities                         (1,302)     (2,298)
                                                        ---------   ---------
Investing Activities:
Additions to property and equipment                          (49)       (235)
Proceeds from sale of discontinued operations              2,363
Net reduction (increase) in goodwill and other assets       (106)          7
                                                        ---------   ---------
Cash Provided (Used) by Investing Activities               2,208        (228)
                                                        ---------   ---------
Financing Activities:
Proceeds from long-term obligations                          111      29,300
Repayment of long-term obligations                                   (26,635)
Purchase of treasury shares                                 (186)
Proceeds from exercise of stock options                        5          18
Proceeds from issuance of stock                                           40
                                                        ---------   ---------
Cash Provided (Used) by Financing Activities                 (70)      2,723
                                                        ---------   ---------

Net Increase in Cash                                         836         197
Cash and cash equivalents at beginning of period           4,198      (1,259)
                                                        ---------   ---------
Cash and cash equivalents at end of period              $  5,034    $ (1,062)
                                                        =========   =========
Supplemental disclosures of cash flow information

Cash paid during the period for:
     Interest                                           $     71    $    186
     Income taxes                                            286         316
                                                        =========   =========

            See notes to consolidated financial statements

                             MOMENTUM CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

1.  Adjustments
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and instructions to Form 10-Q. While these statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods presented, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's 1993 Annual Report as amended on Form 10-K/A for further information.

2.  Inventory Pricing
Inventories consist primarily of purchased goods for sale. The Company's inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method of accounting. Because the inventory determination under the LIFO method can only be made at the end of each fiscal year, interim financial results are based on estimated LIFO amounts and are subject to final year-end LIFO inventory adjustments.

3.  Acquisition
Effective March 1, 1994, under the terms of an asset purchase agreement consummated in April, 1994, the Company purchased substantially all of the assets and assumed certain of the liabilities of Minneapolis-based, T.K. Gray Inc., (Gray) a regional distributor of graphics arts and printed circuit supplies and equipment. The purchase price was approximately $15.4 million which was paid in April, 1994. At March 31, 1994, the liability for the acquisition was shown as a current obligation to the extent of the Company's short-term investments of approximately $5.2 million (which were redeemed in April, 1994) with the balance of approximately $10.2 million (which was funded through the Company's revolving credit agreements) included in long-term obligations.

The acquisition of Gray (a closely-held Sub-Chapter S corporation) is accounted for as a purchase. Assuming the acquisition had occurred at the beginning of the period, unaudited pro-forma sales and net income for the three months ended March 31, 1994 would have been approximately $42.3 million and $41,000 ($.01 per share), respectively. For the three months ended March 31, 1993, unaudited pro-forma sales, loss from continuing operations and net income would have been $41.0 million, $321,000 ($.09 loss per share) and $307,000 ($.08 per share), respectively. The pro-forma net income has been adjusted, in general, for reductions in officers' compensation pursuant to the terms of individual employment contracts with Momentum, reduced legal and accounting fees (in-house counsel and audit fees for one entity) and costs associated with purchase price adjustments (amortization of intangibles, debt service costs, and taxes).

4.  Goodwill
Goodwill, the excess of the purchase price over the fair value of the net assets of acquired businesses, is being amortized on a straight-line method over a fifteen year period. Goodwill, net of amortization, was approximately $9.5 million at March 31, 1994 and $.1 million at December 31, 1993.

5.  Dividends
No dividends were paid for the quarter ended March 31, 1994. The Company has no plans to pay any cash dividends.

                          MOMENTUM CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- ---------------------
Net income from continuing operations for the quarter ended March 31, 1994 was $159,000 ($.05 per share) on sales of $34,673,000 compared to a net loss of $450,000 ($.12 loss per share) on sales of $30,003,000 for the same quarter last year.

The 15.6% sales increase for the quarter over the same quarter last year was primarily due to the acquisition of Gray. Excluding the sales of Gray, the Company's sales increase of 1.5% was below expectations. There are two reasons. First, the industry's major manufacturers have not increased prices since early 1993. Second, and more importantly, the industry's shift away from the traditional procedures is accelerating toward the digital preparation
of text and images for printing.   The Company has anticipated this change in
demand, and has gradually shifted its organization to increase its participation in the areas of the industry which offer continued growth: electronic pre-press systems and pressroom consumables. Revenues from pre-press systems, which was the Company's first area of emphasis, increased 66% (81% with Gray) over last year. The technical resources which the Company believes are required to increase pressroom consumable sales were added during the second half of 1993 and are anticipated to begin having a significant impact on sales in the second half of the year.

Selling and administrative expenses were 18.6% of sales for the quarter compared to 20.3% for the first quarter last year. This improvement is due to the increased sales volume as a result of the Gray acquisition and the expense reduction program established in 1993.

The restructure charge for 1993 of $182,000 represents salaries and benefits applicable to positions which were eliminated as a result of the divestiture of the discontinued operations.

The tax rate on income from continuing operations was 48% for the quarter compared to a 34% benefit on the loss for the first quarter of last year. The high tax rate for 1994, was due to state tax expenses and nondeductible expenses.

Income from discontinued operations represents earnings from the Company's Textiles Group which was disposed of in September, 1993.


Financial Condition and Liquidity
- ---------------------------------

The Company had a cash outflow from operating activities of $1.3 million during the first quarter. This net outflow was the result of a $2.1 million increase in receivables. Receivables at December 31, 1993 were at a low level due to the traditionally lower sales levels in December. The Company anticipates improvement in cash flow from operations during the remainder of the year.

Cash flow from investing activities for the quarter consisted of $2.4 million in additional proceeds from the 1993 sale of discontinued operations offset by $49,000 in property and equipment additions and $106,000 in other asset additions. During the second quarter, the Company received an additional $1 million from the sale of the discontinued operations and expended approximately $15.4 million for payment of the acquisition of Gray.

Financing activities resulted in a net cash outflow of $70,000. This was the result of the purchase of treasury shares offset primarily by an increase in debt.

The Company's primary source of debt financing is two revolving credit agreements, with a total commitment of $17.5 million, subject to certain covenant restrictions. One agreement expires in July, 1995 and the other in January, 1996. At March 31, 1994, there was no outstanding debt under these agreements.

At March 31, 1994, the Company had $5.2 million in short-term investments. These investments combined with the revolving credit commitments provide over $22 million in available funds. Approximately $15.4 million was expended in April, 1994 to purchase Gray. The balance of these funds combined with anticipated proceeds from operations plus $1.0 million additional proceeds from the sale of the discontinued operations provide adequate financing for the internal growth of the Company. Any additional expansion of the Company through acquisitions would potentially require additional sources of financing.

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

On March 17, 1994, the Company signed an agreement in principle to combine with Phillips & Jacobs, Incorporated (P&J), a national distributor of photographic and graphic arts supplies and equipment with sales in excess of $160 million. The combination is subject to the execution of a definitive agreement, the approval of the shareholders of both Momentum and P&J, satisfactory completion of due diligence investigations by both parties, receipt of customary regulatory approvals, and satisfaction of certain other standard conditions. Pending the above approvals, the combination is expected to be completed in the late summer of 1994.

                      PART II.  OTHER INFORMATION




ITEM 6.  Exhibits and Reports on Form 8-K


  a.  Exhibits

      Exhibit 11 -- Earnings per share information.


  b.  Reports on Form 8-K:

          On May 2, 1994, the Company filed a Form 8-K to report the acquisition of substantially all of the assets and assumption of certain of the liabilities of T.K. Gray Inc.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



(REGISTRANT) MOMENTUM CORPORATION

BY (SIGNATURE)
(NAME AND TITLE)          PATSY R. TURNIPSEED
                          Senior Vice President
                          Chief Financial Officer
                          (principal financial and accounting officer)
DATE                      May 13, 1994

                             EXHIBIT INDEX
                             -------------

EXHIBIT NUMBER             DESCRIPTION                           PAGE
- --------------  ----------------------------------             ---------

     11         Computation of Earnings per Share         Exhibit 11 - p.1