Form 10-Q
period 1994-06-30
MOMENTUM DISTRIBUTION INC
filed 1994-08-15
CIK 853436

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q
(Mark One)

(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended....June 30, 1994
                                ---------------------

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

       Class                                Outstanding at August 9, 1994
- -----------------------------              ---------------------------------
Common stock, par value $1.00                          3,437,912 shares

                          MOMENTUM CORPORATION

                                  INDEX
                                  -----

                                                         Page No.
                                                        ---------
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

 Balance Sheets
   June 30, 1994 and December 31, 1993                        3

 Statements of Operations
   Three and Six Months Ended June 30, 1994 and 1993          4

 Statements of Cash Flows
   Three and Six Months Ended June 30, 1994 and 1993          5

 Notes to Consolidated Financial Statements                   6

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                8


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                    10


SIGNATURES                                                   11

                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              MOMENTUM CORPORATION

                                 BALANCE SHEETS




                                                      June 30,   December 31,
                                                         1994           1993
(Thousands of dollars)                             (Unaudited)
- -----------------------------------------------------------------------------
ASSETS

Current Assets:
  Investments                                                       $  6,123
  Receivables, less reserves of $480 and $374        $ 21,373         20,841
  Inventories                                          18,228         14,179
  Other                                                 1,356          1,051
                                                    ----------     ----------
Total Current Assets                                   40,957         42,194

Property and Equipment                                 14,910         14,457
Less allowances for depreciation                       (7,866)        (7,317)
                                                    ----------     ----------
                                                        7,044          7,140

Goodwill and Other Assets                              13,158          3,096
                                                    ----------     ----------
                                                     $ 61,159       $ 52,430
                                                    ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Bank checks outstanding less cash in bank          $    737       $  1,925
  Accounts payable and accrued liabilities             15,817         13,537
  Current portion of long-term obligations                180            174
                                                    ----------     ----------
Total Current Liabilities                              16,734         15,636
Long-Term Obligations                                   9,509          1,793
Deferred Items                                          1,078          1,052
Shareholders' Equity
  Preferred stock, $1 par value
   1,000,000 shares authorized, none issued
  Common stock, $1 par value
   5,000,000 shares authorized,
   3,558,903 issued                                     3,559          3,559
  Other shareholders' equity                           30,279         30,390
                                                     ---------     ----------
                                                       33,838         33,949
                                                    ----------     ----------
                                                     $ 61,159       $ 52,430
                                                    ==========     ==========

                  See notes to consolidated financial statements

                              MOMENTUM CORPORATION AND SUBSIDIARIES

                               STATEMENTS OF OPERATIONS (Unaudited)

                                              Three Months            Six Months
                                             Ended June 30,          Ended June 30,
(Thousands of dollars,                   ---------------------   ---------------------
 except per share data)                      1994       1993         1994       1993
- --------------------------------------------------------------------------------------

Sales                                     $ 40,332   $ 30,142    $  75,005   $ 60,145
Cost of sales                               32,529     24,204       60,438     48,494
                                         ---------- ----------   ---------- ----------
Gross Margin                                 7,803      5,938       14,567     11,651
Selling & admin. expenses                    7,037      6,219       13,474     12,318
Restructure and other charges                           1,180                   1,362
                                         ---------- ----------   ---------- ----------
Income (Loss) From Operations                  766     (1,461)       1,093     (2,029)

Interest expense                              (153)      (137)        (227)      (249)
Other income-net                                33         19           84         19
                                         ---------- ----------   ---------- ----------
Income (Loss) Before Income Taxes              646     (1,579)         950     (2,259)
Income tax expense (benefit)                   280       (570)         425       (800)
                                         ---------- ----------   ---------- ----------
Income (Loss) From Continuing Operations
  Before Extraordinary Expenses                366     (1,009)         525     (1,459)

Income from discontinued operations                       584                   1,212
Extraordinary expenses, merger costs          (620)                   (620)
                                         ---------- ----------   ---------- ----------
Net Loss                                  $   (254)  $   (425)    $    (95)  $   (247)
                                         ========== ==========   ========== ==========

Income (Loss) Per Share
 Continuing operations
    before extraordinary expenses         $    .11   $   (.28)    $    .15   $   (.41)
 Discontinued operations                                  .16                     .34
 Extraordinary expenses, merger costs         (.18)                   (.18)
                                         ---------- ----------   ---------- ----------
 Net loss                                 $   (.07)      (.12)        (.03)      (.07)
                                         ========== ==========   ========== ==========

Weighted average shares outstanding       3,437,579  3,555,460    3,436,277  3,551,344
                                         ========== ==========   ========== ==========

                See notes to consolidated financial statements

                               MOMENTUM CORPORATION

                       STATEMENTS OF CASH FLOWS (Unaudited)

                                                               Six Months
                                                             Ended June 30,
                                                        ---------------------
(Thousands of dollars)                                      1994        1993
- -----------------------------------------------------------------------------
Operating Activities:
Income (loss) from continuing operations
  before extraordinary expenses                          $   525    $  (1,459)
Adjustments to reconcile income (loss)
 from continuing operations before extraordinary
 expenses to cash provided (used) by
 operating activities
     Depreciation and amortization                           907         812
     ESOP shares allocated                                    39          83
     Change in assets and liabilities,
      net of effect of business acquired
       Receivables                                         1,262      (2,648)
       Inventories                                           987      (1,482)
       Other current assets                                 (293)       (510)
       Accounts payable and accrued liabilities           (2,504)      1,984
       Deferred items                                         26         (45)
                                                        ---------   ---------
                                                             949      (3,265)

Income from discontinued operations                                    1,212
Adjustments to reconcile income from discontinued
 operations to cash provided by operating activities                    (968)
                                                        ---------   ---------
Cash Provided (Used) by Operating Activities                 949      (3,021)
                                                        ---------   ---------
Investing Activities:
Additions to property and equipment                         (293)       (570)
Proceeds from sale of discontinued operations              3,363
Acquisition of T.K. Gray, Inc.                           (15,407)
Payment of merger costs                                     (330)
Net reduction (increase) in goodwill and other assets       (769)         54
                                                        ---------   ---------
Cash Provided (Used) by Investing Activities             (13,436)       (516)
                                                        ---------   ---------
Financing Activities:
Proceeds from long-term obligations                       27,301      47,300
Repayment of long-term obligations                       (19,579)    (43,071)
Purchase of treasury shares                                 (186)
Proceeds from exercise of stock options                       16          32
Proceeds from issuance of stock                                           40
                                                        ---------   ---------
Cash Provided by Financing Activities                      7,552       4,301
                                                        ---------   ---------

Net Increase (Decrease) in Cash and Cash Equivalents      (4,935)        764
Cash and cash equivalents at beginning of period           4,198      (1,259)
                                                        ---------   ---------
Cash and Cash Equivalents at End of Period              $   (737)    $  (495)
                                                        =========   =========
Supplemental disclosures of cash flow information

Cash paid during the period for:
     Interest                                           $    223    $    481
     Income taxes                                            201         544
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

3.  Acquisition
Effective March 1, 1994, under the terms of an asset purchase agreement consummated in April, 1994, the Company purchased substantially all of the assets and assumed certain of the liabilities of Minneapolis-based, T.K. Gray Inc., (Gray) a regional distributor of graphics arts and printed circuit supplies and equipment. The purchase price was approximately $15.4 million which was paid in April, 1994 with proceeds from the redemption of short-term investments of $5.0 million and the balance of $10.4 million funded through the Company's revolving credit agreements.

The acquisition of Gray (a closely-held Sub-Chapter S corporation) is accounted for as a purchase. Assuming the acquisition had occurred at the beginning of the period, unaudited pro-forma sales, income from continuing operations before extraordinary expenses, and net loss for the six months ended June 30, 1994 would have been approximately $82.7 million, $364,000 ($.11 income per share), and $256,000 ($.07 loss per share), respectively. For the six months ended June 30, 1993, unaudited pro-forma sales, loss from continuing operations, and net loss would have been $81.9 million, $1,225,000 ($.34 loss per share) and $13,000 (none per share), respectively. The pro-forma results have been adjusted for costs associated with purchase price adjustments (amortization of intangibles, debt service costs, and taxes).

4.  Goodwill
Goodwill, the excess of the purchase price over the fair value of the net assets of acquired businesses, is being amortized on a straight-line method over a fifteen year period. Goodwill, net of amortization, was approximately $9.4 million at June 30, 1994 and $.1 million at December 31, 1993.

5.  Merger/Merger Expenses
On March 17, 1994, the Company signed an agreement in principle to merge with Phillips & Jacobs, Incorporated (P&J), a national distributor of photographic and graphic arts supplies and equipment with 1993 sales in excess of $160 million. The merger is subject to shareholder approval at a special meeting of shareholders to be held on September 1, 1994. Closing of the merger is expected to occur immediately after the shareholders' approval.

Through June, 1994, the Company had incurred expenses, primarily professional fees, associated with this merger of $620,000. These expenses, which are not deductible for income tax purposes, are shown as an extraordinary item on the statement of operations. The Company anticipates the total merger expenses to be approximately $1 million. In addition, the Company anticipates to incur employee severance costs of approximately $700,000.

6.  Dividends
No dividends were paid for the quarter ended June 30, 1994. The Company has no plans to pay any cash dividends.

                          MOMENTUM CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- ---------------------
Income from continuing operations before extraordinary expenses for the quarter ended June 30, 1994 was $366,000 ($.11 per share) on sales of $40,332,000 compared to a net loss of $1,009,000 ($.28 loss per share) on sales of $30,142,000 for the same quarter last year. For the six months ended June 30, 1994, income from continuing operations before extraordinary expenses was $525,000 ($.15 per share) on sales of $75,005,000 compared to a net loss of $1,459,000 ($.41 loss per share) on sales of $60,145,000 for the same period last year. After including extraordinary expenses in 1994 and income from discontinued operations in 1993, the net loss was $254,000 ($.07 loss per share) and $425,000 ($.12 loss per share) for the quarters ended June 30, 1994 and 1993, respectively. For the six month period, the net loss was $95,000 ($.03 loss per share) for 1994 and $247,000 ($.07 loss per share) for 1993.

The 34% sales increase for the quarter and 17% increase for the six month period, compared to the same periods in 1993, is due to the acquisition of Gray in March, 1994. Excluding the sales of Gray, the Company's sales were down 4% for the quarter and 1% for the six month period. This decline is primarily due to extremely weak sales in the Company's west coast locations. In general, sluggish sales of consumables, especially those used in pre-press operations, have been offset by strong sales of electronic pre-press products, systems and services. For the six month period, revenues from pre-press systems increased 58% (81% with Gray) over last year.

Compared to the same periods last year, selling and administrative expenses as a percent of sales decreased from 20.6% to 17.4% for the quarter and from 20.5% to 18% for the six month period. This improvement is due primarily to the increased sales volume as a result of the Gray acquisition and the expense reduction program established in 1993.

The restructure and other charges for 1993 of $1,362,000 consists of $1 million of restructuring expenses for the reorganizing of the Company's sales and marketing function (primarily employee severance and relocation costs) and $362,000 of salaries and benefits applicable to positions which were eliminated as a result of the divestiture of the discontinued operations. The majority of the payments for the reorganizing of the sales and marketing function were paid in the third and fourth quarter of 1993 with proceeds from the sale of the Textiles Group.

The tax rate on income from continuing operations was 43% for the quarter compared to a 36% benefit on the loss for the first quarter of last year. For the six month period, the tax rate on income from continuing operations was 45% compared to a 35% benefit on the loss for last year. The high tax rate for 1994, was due to state tax expenses and nondeductible expenses.

Income from discontinued operations represents earnings from the Company's Textiles Group which was disposed of in September, 1993.

Extraordinary expenses of $620,000 are costs (primarily professional fees) associated with the merger with P&J. The Company anticipates the total merger expenses to be approximately $1 million. In addition, the Company anticipates to incur employee severance costs of approximately $700,000.

Financial Condition and Liquidity
- ---------------------------------

The Company had a cash flow from operating activities of $949,000 during the six months ended June 30, 1994. Non-cash expenses of $946,000 increased cash flow, while an increase in working capital of $548,000 decreased cash flow. The Company anticipates to continue to generate cash flow from operations over the remainder of the year.

Cash outflow from investing activities for the six month period was $13.4 million. This was primarily due to the purchase of Gray for $15.4 million offset by $3.4 million of proceeds received on the sale of the Textiles Group. In addition, the Company had additional expenditures of $1.4 million for property and equipment additions, other assets, and payment of merger costs. During the remainder of the year, the Company anticipates additional merger and employee severance costs of approximately $1.4 million. Additional capital expenditures are not projected to be material.

Financing activities resulted in a net cash outflow of $7.6 million. This was primarily the result of increased borrowing under the Company's revolving credit lines for payment of the Gray acquisition.

The Company's primary source of debt financing is two revolving credit agreements, with a total commitment of $17.5 million, subject to certain covenant restrictions. One agreement expires in July, 1995 and the other in January, 1996. At June 30, 1994, $7.8 million was outstanding under these agreements. The Company believes these credit facilities combined with the cash flow from operations provide adequate financing for the Company.

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

Effects of the Merger
- ----------------------

The merger would create a national distribution company, without incurring the financial burdens of acquisition debt, with anticipated annualized revenues of approximately $350 million and annualized earnings of approximately $5 million. Sales, especially to national accounts, are likely to increase, but short-term cost reductions are not expected to be significant. Borrowings for working capital are not expected to increase nor is it anticipated that there will be any increase in capital expenditures above current levels. The current ratio will increase somewhat as a result of the merger and working capital will increase to over $50 million. Shareholders' equity will also increase substantially to over $45 million, strengthening the combined company's balance sheet and improving its borrowing power.

                      PART II.  OTHER INFORMATION




ITEM 6.  Exhibits and Reports on Form 8-K


  a.  Exhibits

      Exhibit 11 -- Earnings per share information.


  b.  Reports on Form 8-K:

          On May 2, 1994, the Company filed a Form 8-K to report the acquisition of substantially all of the assets and assumption of certain of the liabilities of T.K. Gray, Inc. On June 15, 1994, this filing was amended to incorporate the financial information required under Item 7 of the Form 8-K. The initial filing requested a 60 day extension to provide such information.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



(REGISTRANT) MOMENTUM CORPORATION

BY (SIGNATURE)
(NAME AND TITLE)          PATSY R. TURNIPSEED
                          Senior Vice President
                          Chief Financial Officer
                          (principal financial and accounting officer)
DATE                      August 12, 1994

                             EXHIBIT INDEX
                             -------------

EXHIBIT NUMBER             DESCRIPTION                           PAGE
- --------------  ----------------------------------             ---------

     11         Computation of Earnings per Share         Exhibit 11 - p.1